Form 10-Q
period 1996-06-30
HANOVER LEASE INCOME LTD PARTNERSHIP
filed 1996-08-13
CIK 796529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended June 30, 1996                  Commission File No. 0-15630


                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


         Massachusetts                                                04-2923206
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


    One Financial Center, 21st Floor, Boston, MA                           02111
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                (617) 482-8000
                             -----------------------


                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

                             There are no Exhibits.


                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)


                                         INDEX                                                     Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of June 30, 1996 and December 31, 1995                           3

                    Statements of Operations For the Quarters Ended
                          June 30, 1996 and 1995 and the Six Months Ended
                          June 30, 1996 and 1995                                                       4

                    Statements of Cash Flows For the Six Months Ended
                          June 30, 1996 and 1995                                                       5

                    Notes to Financial Statements                                                      6

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operation                                                       7 - 8

              Computer Equipment Portfolio                                                             9

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                              10

              Signature                                                                                11



                          PART I. FINANCIAL INFORMATION

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                                              Assets                (Unaudited)            (Audited)
                                                                                      6/30/96               12/31/95

Investment property, at cost (note 2):
   Capital equipment                                                             $      6,032,455        $     6,453,248
     Less accumulated depreciation                                                      6,032,455              6,453,248
                                                                                 ----------------        ---------------
       Investment property, net                                                                 -                      -

Cash and cash equivalents                                                                 150,042                 98,385
Rents receivable                                                                           16,863                 40,087
Sales receivable                                                                                -                  8,100
                                                                                 ----------------        ---------------

     Total assets                                                                $        166,905        $       146,572
                                                                                 ================        ===============

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued
     expenses - affiliates (note 3)                                              $          9,902        $        13,594
   Accounts payable and accrued expenses                                                   63,287                 74,209
   Unearned rental income                                                                  36,447                 38,207
                                                                                 ----------------        ---------------

     Total liabilities                                                                    109,636                126,010
                                                                                 ----------------        ---------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                              1,118,889              1,104,971
     Cumulative cash distributions                                                     (1,108,027)            (1,096,564)
                                                                                 ----------------        ---------------
                                                                                           11,862                  9,407
                                                                                 ----------------        ---------------
   Limited Partners (57,239 units):
     Capital contribution, net of
       offering costs                                                                  25,569,053             25,569,053
     Cumulative net income                                                              2,904,063              2,583,616
     Cumulative cash distributions                                                    (28,427,709)           (28,141,514)
                                                                                 ----------------        ---------------
                                                                                           45,407                 11,155
                                                                                 ----------------        ---------------
     Total partners' equity                                                                57,269                 20,562
                                                                                 ----------------        ---------------

     Total liabilities and partners' equity                                      $        166,905        $       146,572
                                                                                 ================        ===============

                 See accompanying notes to financial statements.


                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Six Months Ended
                                                        June 30,                                June 30,
                                            -------------------------------         --------------------------------
                                                 1996              1995                 1996                1995
                                            -------------------------------         --------------------------------

Revenue:
   Rental income                            $    161,932       $    194,063         $    335,562        $    402,829
   Interest income                                 1,083              2,107                2,366               4,425
   Net gain on sale of equipment                  25,000            114,227               70,000             206,727
                                            ------------       ------------         ------------        ------------

       Total revenue                             188,015            310,397              407,928             613,981
                                            ------------       ------------         ------------        ------------

Costs and expenses:
   Depreciation                                        -                  -                    -                 927
   Related party expenses (note 3):
     Management fees                               8,097              9,173               16,779              19,418
     General and administrative                   35,359             29,957               56,784              64,076
                                            ------------       ------------         ------------        ------------

       Total costs and expenses                   43,456             39,130               73,563              84,421
                                            ------------       ------------         ------------        ------------

Net income                                  $    144,559       $    271,267         $    334,365        $    529,560
                                            ============       ============         ============        ============

Net income per Limited Partnership Unit     $       2.42       $       4.58         $       5.60        $       8.93
                                            ============       ============         ============        ============

                 See accompanying notes to financial statements.


                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                    1996                     1995
                                                                                    ----                     ----

Cash flows from operating activities:
   Net income                                                                $        334,365           $       529,560
                                                                             ----------------           ---------------

   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating activities:
       Depreciation                                                                         -                       927
       Net gain on sale of equipment                                                  (70,000)                 (206,727)
       Net decrease (increase) in current assets                                       31,324                   (67,307)
       Net (decrease) increase in current liabilities                                 (16,374)                    3,858
                                                                             ----------------           ---------------

         Total adjustments                                                            (55,050)                 (269,249)
                                                                             ----------------           ---------------

         Net cash provided by operating activities                                    279,315                   260,311
                                                                             ----------------           ---------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                          70,000                   206,727
                                                                             ----------------           ---------------

         Net cash provided by investing activities                                     70,000                   206,727
                                                                             ----------------           ---------------

Cash flows from financing activities:
   Cash distributions to partners                                                    (297,658)                 (513,146)
                                                                             ----------------           ---------------

         Net cash used in financing activities                                       (297,658)                 (513,146)
                                                                             ----------------           ---------------

Net increase (decrease) in cash and cash equivalents                                   51,657                   (46,108)

Cash and cash equivalents at beginning of period                                       98,385                   213,715
                                                                             ----------------           ---------------

Cash and cash equivalents at end of period                                   $        150,042           $       167,607
                                                                             ================           ===============

Supplemental cash flow information:
   Interest paid during the period                                           $              -           $             -
                                                                             ================           ===============

                 See accompanying notes to financial statements.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

(1)   Organization and Partnership Matters

The foregoing financial statements of Hanover Lease Income Limited Partnership (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   Investment Property

At June 30, 1996, the Partnership  owned capital  equipment with a cost basis of
$6,032,455.   All  purchases  of  capital  equipment  are  subject  to  a  4.75%
acquisition fee paid to the General Partner.

(3)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30, 1996 and 1995 are as follows:

                                                     1996               1995
                                                     ----               ----

Management fees                                  $      16,779      $     19,418
Reimbursable expenses paid                              56,048            50,534
                                                 -------------      ------------

                                                 $      72,827      $     69,952
                                                 =============      ============

Under the terms of the Partnership Agreement, the General Partner is entitled to an Equipment Acquisition Fee of 4.75% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 5% of the monthly rental billings. The Partnership reimburses the General Partner and their affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and for the six months ended June 30, 1996, in comparison to the same periods ended June 30, 1995.

The Partnership realized net income of $144,559 and $271,267 for the quarters ended June 30, 1996 and 1995, respectively. Rental income decreased $32,131 or 17% between the quarter periods. The decrease is due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. Interest income decreased $1,024 from 1995 to 1996 as a result of lower average short-term investment balances held during the second quarter of 1996. The decrease in net gain on sale of equipment between 1996 and 1995 can be attributed to a reduction in equipment sales. During the first quarter of 1995, the equipment portfolio became fully depreciated which will result in a gain on all future sales of equipment.

Total costs and expenses increased $4,326 or 11% during the current quarter as compared to the prior period quarter. The increase in costs and expenses can be primarily attributed to an increase in salaries of the partnership accounting and reporting personnel of the General Partner between the quarter periods. Management fees decreased in the current quarter as a result of the decline in rental income.

The Partnership realized net income of $334,365 and $529,560 for the six months ended June 30, 1996 and 1995, respectively. Rental income decreased $67,267 or 17% between the six month periods. The decrease is due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio, as discussed above. Interest income decreased $2,059 from 1995 to 1996 as a result of lower average short-term investment balances held between the six month periods. As discussed above, the decrease in net gain on sale of equipment between 1996 and 1995 can be attributed to a reduction in equipment sales.

Total costs and expenses decreased $10,858 or 13% between the six month periods ended June 30, 1996 and 1995. The decrease in costs and expenses can be attributed to the reduction in management fees and general and administrative expenses having decreased as a result of the decline in rental income.

Liquidity and Capital Resources

For the six months ended June 30, 1996, rental revenue generated from the operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As the equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would derive the most favorable results.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Consistent with prior periods, Hanover's operating activities resulted in a decrease of rental revenues due to expired leases resulting in equipment sales and due to older equipment being remarketed at lower rental rates. The helicopter lease with Storage Technology Corporation is scheduled to expire in October, 1996. The rent associated with the Storage Technology Corporation lease comprises 64% of the total rental revenue for the six months ended June 30, 1996. Upon expiration, the helicopter will likely be sold and the Partnership will be liquidated soon thereafter.

During the fourth quarter of 1995, the General Partner announced its intentions of winding down the operations of the Partnership. As discussed above, once the helicopter lease terminates, it is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution to the Partners towards the end of 1996.

The Partnership's investing activities for the six months ended June 30, 1996 resulted in sales of fully depreciated equipment, generating $70,000 in sales proceeds. The Partnership has no material capital commitments and will not purchase equipment in the future due to the Partnership having fulfilled its capital expenditure commitments in prior years.

Cash distributions are currently at a level of 2% per Limited Partnership Unit, or $2.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended June 30, 1996, the Partnership declared a cash distribution of $149,577, of which $6,479 was distributed to the General Partner and $143,098 will be distributed to the Limited Partners. The distribution will be made on August 29, 1996. The Partnership expects distributions to be volatile as its operations are winding down. The effects of inflation have not been significant to the Partnership to date and are not anticipated to have any material impact in future years.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                         Equipment Portfolio (Unaudited)
                                  June 30, 1996

Lessees

BASF Corporation
Federal Paper Board Company, Incorporated
North Shore Data Services, Incorporated
Storage Technology Corporation



Equipment Description                                  Acquisition Price

Helicopter aircraft                                     $      4,678,826
Heavy duty equipment                                             937,002
Computer equipment & printers                                    107,269
Research & experimentation equipment                             143,088
Other                                                            166,270
                                                        ----------------

                                                        $      6,032,455
                                                        ================


                           PART II. OTHER INFORMATION

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)


Item 1.        Legal Proceedings
               Response:  None

Item 2.        Changes in the Rights of the Partnership's Security Holders
               Response:  None

Item 3.        Defaults by the Partnership on its Senior Securities
               Response:  None

Item 4.        Results of Votes of Security Holders
               Response:  None

Item 5.        Other Information
               Response:  None

Item 6.        Exhibits and Reports on Form 8-K
               Response:

               A.  None

               B.  None

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER LEASE INCOME LIMITED PARTNERSHIP
(Registrant)

By:    Hanover Leasing Partnership,
       its General Partner

By:    TLP Leasing Programs, Inc.,
       one of its Corporate General Partners


Date:  August 14, 1996

By:    Arthur P. Beecher,
       President