Form 10-Q
period 1996-09-30
HANOVER LEASE INCOME LTD PARTNERSHIP
filed 1996-11-14
CIK 796529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended September 30, 1996             Commission File No. 0-15630


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

                            -------------------------


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



                                  INDEX                                                                      Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1996 and December 31, 1995                            3

                    Statements of Operations For the Quarters Ended
                          September 30, 1996 and 1995 and the Nine Months Ended
                          September 30, 1996 and 1995                                                        4

                    Statements of Cash Flows For the Nine Months Ended
                          September 30, 1996 and 1995                                                        5

                    Notes to Financial Statements                                                            6

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operation                                                                 7 - 8

              Computer Equipment Portfolio                                                                   9

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                    10

              Signature                                                                                      11


                          PART I. FINANCIAL INFORMATION

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                    Assets                                          (Unaudited)            (Audited)
                                                                                      9/30/96               12/31/95
                                                                                 ----------------        ---------------
Investment property, at cost (note 2):
   Capital equipment                                                             $      5,834,359        $     6,453,248
     Less accumulated depreciation                                                      5,834,359              6,453,248
                                                                                 ----------------        ---------------
       Investment property, net                                                                 -                      -

Cash and cash equivalents                                                                 295,777                 98,385
Rents receivable                                                                           13,274                 40,087
Sales receivable                                                                                -                  8,100
                                                                                 ----------------        ---------------

     Total assets                                                                $        309,051        $       146,572
                                                                                 ================        ===============

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued
     expenses - affiliates (note 3)                                              $          9,471        $        13,594
   Accounts payable and accrued expenses                                                  229,617                 74,209
   Unearned rental income                                                                  36,000                 38,207
                                                                                 ----------------        ---------------

     Total liabilities                                                                    275,088                126,010
                                                                                 ----------------        ---------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                              1,124,003              1,104,971
     Cumulative cash distributions                                                     (1,114,506)            (1,096,564)
                                                                                 ----------------        ---------------
                                                                                           10,497                  9,407
                                                                                 ----------------        ---------------
   Limited Partners (57,239 units):
     Capital contribution, net of
       offering costs                                                                  25,569,053             25,569,053
     Cumulative net income                                                              3,025,220              2,583,616
     Cumulative cash distributions                                                    (28,570,807)           (28,141,514)
                                                                                 ----------------        ---------------
                                                                                           23,466                 11,155
                                                                                 ----------------        ---------------
     Total partners' equity                                                                33,963                 20,562
                                                                                 ----------------        ---------------

     Total liabilities and partners' equity                                      $        309,051        $       146,572
                                                                                 ================        ===============

                 See accompanying notes to financial statements.


                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                            -------------------------------        ---------------------------------
                                                 1996              1995                1996                1995
                                            -------------------------------        ---------------------------------

Revenue:
   Rental income                            $    159,614       $    188,173         $    495,176     $       591,002
   Other income                                      750                  -                  750                   -
   Interest income                                 2,283              1,609                4,649               6,034
   Net gain on sale
     of equipment                                 30,000                  -              100,000             206,727
                                            ------------       ------------         ------------     ---------------

       Total revenue                             192,647            189,782              600,575             803,763
                                            ------------       ------------         ------------     ---------------

Costs and expenses:
   Depreciation                                        -                  -                    -                 927
   Related party expenses (note 3):
     Management fees                               7,981              9,215               24,760              28,633
     General and administrative                   58,395             27,569              115,179              91,645
                                            ------------       ------------         ------------     ---------------

       Total costs and expenses                   66,376             36,784              139,939             121,205
                                            ------------       ------------         ------------     ---------------

Net income                                  $    126,271       $    152,998         $    460,636     $       682,558
                                            ============       ============         ============     ===============

Net income per Limited
   Partnership Unit                         $       2.12       $       2.54         $       7.72     $         11.47
                                            ============       ============         ============     ===============

                 See accompanying notes to financial statements.


                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                                    1996                     1995
                                                                                    ----                     ----

Cash flows from operating activities:
   Net income                                                                $        460,636           $       682,558
                                                                             ----------------           ---------------

   Adjustments  to  reconcile  net  income  to net
     cash  provided  by  operating activities:
       Depreciation                                                                         -                       927
       Net gain on sale of equipment                                                 (100,000)                 (206,727)
       Net decrease (increase) in current assets                                       34,913                   (41,628)
       Net increase (decrease) in current liabilities                                 149,078                   (18,100)
                                                                             ----------------           ---------------

         Total adjustments                                                             83,991                  (265,528)
                                                                             ----------------           ---------------

         Net cash provided by operating activities                                    544,627                   417,030
                                                                             ----------------           ---------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                         100,000                   206,727
                                                                             ----------------           ---------------

         Net cash provided by investing activities                                    100,000                   206,727
                                                                             ----------------           ---------------

Cash flows from financing activities:
   Cash distributions to partners                                                    (447,235)                 (735,195)
                                                                             ----------------           ---------------

         Net cash used in financing activities                                       (447,235)                 (735,195)
                                                                             ----------------           ---------------

Net increase (decrease) in cash and cash equivalents                                  197,392                  (111,438)

Cash and cash equivalents at beginning of period                                       98,385                   213,715
                                                                             ----------------           ---------------

Cash and cash equivalents at end of period                                   $        295,777           $       102,277
                                                                             ================           ===============

Supplemental cash flow information:
   Interest paid during the period                                           $              -           $             -
                                                                             ================           ===============

                 See accompanying notes to financial statements.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
       For the Nine Months Ended September 30, 1996 and September 30, 1995
                                   (Unaudited)

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

(2)   Investment Property

At September 30, 1996, the Partnership owned capital equipment with a cost basis of $5,834,359. All purchases of capital equipment are subject to a 4.75% acquisition fee paid to the General Partner.

(3)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30, 1996 and 1995 are as follows:

                                                      1996               1995
                                                      ----               ----

Management fees                                  $      24,760      $     28,633
Reimbursable expenses paid                              78,094            66,399
                                                 -------------      ------------

                                                 $     102,854      $     95,032
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

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and for the nine months ended September 30, 1996, in comparison to the same periods ended September 30, 1995.

The Partnership realized net income of $126,271 and $152,998 for the quarters ended September 30, 1996 and 1995, respectively. Rental income decreased $28,559 or 15% between the quarter periods. The decrease is due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. Interest income increased $674 from 1995 to 1996 as a result of higher average short-term investment balances held during the third quarter of 1996. The increase in net gain on sale of equipment between 1996 and 1995 can be attributed to an increase in equipment sales. During the first quarter of 1995, the equipment portfolio became fully depreciated which will result in a gain on all future sales of equipment.

Total costs and expenses increased $29,592 or 80% during the current quarter as compared to the prior period quarter. The increase in costs and expenses can be attributed to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner and an increase in expenses associated with the helicopter lease with Storage Technology Corporation between the quarter periods. Management fees decreased in the current quarter as a result of the decline in rental income.

The Partnership realized net income of $460,636 and $682,558 for the nine months ended September 30, 1996 and 1995, respectively. Rental income decreased $95,826 or 16% between the nine month periods. The decrease is due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio, as discussed above. Interest income decreased $1,385 from 1995 to 1996 as a result of lower average short-term investment balances held between the nine month periods. The decrease in net gain on sale of equipment between 1996 and 1995 can be attributed to a reduction in equipment sales.

Total costs and expenses increased $18,734 or 15% between the nine month periods ended September 30, 1996 and 1995. The increase in costs and expenses can be attributed to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner during the nine month periods and an increase in expenses associated with the helicopter lease, as mentioned above. Management fees decreased as a result of the decline in rental income.

Liquidity and Capital Resources

For the nine months ended September 30, 1996, rental revenue generated from the operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As the equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold.
This decision is made upon analyzing which option would derive the most favorable results.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Consistent with prior periods, Hanover's operating activities resulted in a decrease of rental revenues due to expired leases resulting in equipment sales and due to older equipment being remarketed at lower rental rates. The helicopter lease with Storage Technology Corporation, scheduled to expire in October, 1996, has been extended through January, 1997. The rent associated with the Storage Technology Corporation lease comprises 65% of the total rental revenue for the nine months ended September 30, 1996. Upon expiration, the helicopter will likely be sold and the Partnership will be liquidated soon thereafter.

During the fourth quarter of 1995, the General Partner announced its intentions of winding down the operations of the Partnership. As discussed above, once the helicopter lease terminates, it is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution to the Partners in the first half of 1997.

The Partnership's investing activities for the nine months ended September 30, 1996 resulted in sales of fully depreciated equipment, generating $100,000 in sales proceeds. The Partnership has no material capital commitments and will not purchase equipment in the future due to the Partnership having fulfilled its capital expenditure commitments in prior years.

Cash distributions are currently at a level of 3% per Limited Partnership Unit, or $3.75 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1996, the Partnership declared a cash distribution of $224,680, of which $10,034 was distributed to the General Partner and $214,646 will be distributed to the Limited Partners. The distribution will be made on November 27, 1996. The Partnership expects distributions to be volatile as its operations are winding down. The effects of inflation have not been significant to the Partnership to date and are not anticipated to have any material impact in future years.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                         Equipment Portfolio (Unaudited)
                               September 30, 1996

Lessees

BASF Corporation
Federal Paper Board Company, Incorporated
North Shore Data Services, Incorporated
Storage Technology Corporation

Equipment Description                                   Acquisition Price

Helicopter aircraft                                     $      4,678,826
Heavy duty equipment                                             738,906
Computer equipment & printers                                    107,269
Research & experimentation equipment                             143,088
Other                                                            166,270
                                                        ----------------

                                                        $      5,834,359
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


Date:  November 14, 1996

By:    Arthur P. Beecher,
       President