Form 10-K
period 1996-12-31
HANOVER LEASE INCOME LTD PARTNERSHIP
filed 1997-03-27
CIK 796529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



     For the fiscal year ended December 31, 1996 Commission File No. 0-15630


                    Hanover Lease Income Limited Partnership
             (Exact Name of Registrant as Specified in its Charter)


Massachusetts                                                         04-2923206
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)


One Financial Center, 21st Floor, Boston, MA                               02111
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                (617) 482-8000

                          -----------------------------

           Securities registered pursuant to Section 12(b) of the Act

                                      None

                            ----------------------

           Securities registered pursuant to Section 12(g) of the Act

                     Units of Limited Partnership Interests

                             ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X             No

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1997: Not applicable, since securities are non-voting.

                   Documents incorporated by reference: None.

                            Exhibit Index on Page: 32

Corporate organization as discussed in Part I, Item 1 Business is as follows:

TLP Holding LLC ("Holding") controls TLP Leasing Programs, Inc. ("TLP"), TLP Management Services, Inc. ("TLPMS"), and TLP Securities, Inc. TLP controls TLP Columbia Management Corp. ("TCMC") which serves as General Partner to the Columbia Lease Income Funds. Torchmark Corporation ("Torchmark") controls TMK/United, Inc. which controls Waddell and Reed Financial Services, Inc. ("Waddell and Reed").

Through various dealer-manager arrangements, TLP, TLPMS, and Waddell and Reed serve as corporate general partners to the Wellesley Leasing Partnership ("Wellesley General Partner") and the Hanover Leasing Partnership. The Wellesley General Partner is the general partner for the Wellesley Lease Income Limited Partnerships. Hanover Leasing Partnership serves as the General Partner for Hanover Lease Income Limited Partnership with BOT Financial Corporation serving as agent.

                                     Part I
Item 1.  Business.

Hanover Lease Income Limited Partnership (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act on June 19, 1986. As set forth more fully at Item 10. Directors and Executive Officers of the Partnership. of this Report, the General Partner is Hanover Leasing Partnership, and the General Partner has two Corporate General Partners (the "Corporate General Partners"): TLP Leasing Programs, Inc. ("TLP") or the "Managing General Partner", a Massachusetts corporation, and Waddell & Reed Financial Services, Inc. ("Waddell & Reed", formerly TUP Services, Inc., "TUPS"), a Missouri corporation. As of December 31, 1996, the Partnership consisted of a General Partner and 3,370 Limited Partners owning 57,239 Units of Limited Partnership Interests of $500 each (the "Units"), except that employees and securities representatives of its affiliates purchased 1,011 Units for a net price of $460 per Unit, and the Partnership incurred no obligation to pay any sales commissions with respect to such sales. The Units were sold commencing September 24, 1986, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933.

The Partnership was organized to engage in the business of acquiring diversified types of equipment and lease such equipment to others on a short-term basis under Operating Leases. The Partnership's principal objectives are as follows:

1.       To provide  quarterly  distributions  of  cash to the Limited  Partners
         from   leasing   revenues  and   from   the  proceeds of sales or other
         disposition of Partnership equipment; and

2. To maintain equipment residual values for ultimate sale or other disposition.

The Partnership was formed primarily for investment purposes and not as a "tax shelter".

The Partnership shall terminate on December 31, 2005, unless sooner dissolved or terminated as provided in Section 11 of the Amended Agreement of Limited Partnership.

The Partnership has had a total of six closings. The closings occurred on November 17, 1986, February 17, 1987, April 27, 1987, July 7, 1987, August 18,
1987, and October 7, 1987 with 8,501,  15,106,  7,992,  9,047, 5,457, and 11,136 units, respectively. Equipment purchased through December 31, 1996 was $48,419,527. At the end of 1996, there were 8 leases in place with 3 lessees. The acquisition of these leases and equipment is described more fully in Item 2. Properties. of this report and notes 3 and 4 to the financial statements included in Item 8. Financial Statements and Supplementary Data.

On January 9, 1996, TLP Holding LLC purchased all of the common stock of TLP from CMI Holding Co. Under the new ownership, TLP will continue to operate in the same manner of business as described below.

Under the Partnership Agreement, the General Partner, Hanover Leasing Partnership, is solely responsible for the management of the Partnership's business. TLP was formed in December, 1982 and is a wholly-owned subsidiary of TLP Holding LLC ("Holding"). Waddell & Reed (formerly TUPS) was formed in May 1986, and is an affiliate of Waddell & Reed, Inc., one of the Soliciting Brokers for this offering. Both Waddell & Reed and Waddell & Reed, Inc. are wholly-owned subsidiaries of TMK/United, Inc., which itself is an indirect 85% owned subsidiary of Torchmark.

The General Partnership Agreement between TLP and Waddell & Reed (the "General Partnership Agreement"), provides that TLP as the Managing General Partner will manage and control all of the affairs of the Partnership except for specified services to be provided by Waddell & Reed relating primarily to the provision of financial advisory services for the benefit of the Partnership and to the continuing relationships among the Partnership, the General Partner and the Partnership's Limited Partners. The General Partnership Agreement also provides Waddell & Reed with one member on the Investment Committee.

The Managing General Partner has also entered into an agreement dated as of June 1, 1986 (the "Agency Agreement") with NEMLC Leasing Corporation ("Agent"), a wholly-owned subsidiary of New England Merchants Leasing Corporation and a member company of BancNewEngland Leasing Group. In 1990, the BancNewEngland Leasing Group was acquired by the Bank of Tokyo; however, the Agency Agreement remains unaffected. Pursuant to the Agency Agreement, the Agent will assist the Managing General Partner in the performance of certain of its responsibilities on behalf of the Partnership, including identification, evaluation and negotiation of specific equipment investments suitable for the Partnership, billing and collections, management of the equipment while it is under lease and remarketing of equipment coming off lease.

The Partnership's investment policy was intended for the acquisition of diversified types of equipment and the leasing of such equipment to others on a short-term basis under operating leases. The Partnership generally purchased equipment for which a lease existed, or was entered into at the time of the Partnership's acquisition of the equipment. Typically, the acquisition of the equipment was made from the manufacturer, although in some instances, acquisitions were made by the General Partner, or the Agent. This equipment is recorded and depreciated at the Partnership cost (purchase price plus the acquisition fee). If at any time the General Partner deems the equipment to be obsolete or related maintenance and storage costs to be in excess of its value, the equipment is scrapped or sold at the current fair market value, which ever is most advantageous for the Partnership.

The General Partner has not purchased more than 30% of any single type of equipment. The Partnership's investments in capital equipment are and will continue to be subject to various risk factors. The principal business risk associated with ownership of the equipment is the inability to keep it fully leased at rentals which, after payment of operating expenses and debt service on Partnership borrowings, provide, together with any anticipated sales proceeds or salvage value, an acceptable rate of return. Other risk factors include:

1.       Technological   and   economic   equipment   obsolescence,     physical
         deterioration,  malfunction  and  risks  attendant  upon  defaults   by
         lessees and credit losses.

2. Residual Values of Equipment. The Partnership's return on its investment in equipment will depend in part upon the continuing value of such equipment which, in turn, depends upon, among other things: (1) the quality of the equipment; (2) the condition of the equipment; (3) the timing of the equipment's acquisition; (4) the cost of comparable new equipment; (5) the technological obsolescence of the equipment; (6) the General Partner's ability to forecast technological changes which may reduce the value of the equipment; and (7) market factors.

3. Competition from Full Payout Lessors. In connection with operating leases, the Partnership will encounter considerable competition from those offering full payout leases, which are written for a longer term and a lower rate than the Partnership's operating leases.

4. Competition from Manufacturers. Leases offered by the Partnership will compete with operating leases and full payout leases offered by equipment manufacturers in their own lease programs. In addition to attractive financial terms, manufacturers may also provide certain ancillary services which the Partnership cannot offer directly, such as maintenance service (including possible equipment substitution rights), warranty services and trade-in privileges.

5. Other Competition. There are numerous other potential investors, including limited partnerships organized and managed similarly to the Partnership, seeking to purchase equipment subject to either operating leases or full payout leases, many of which will have greater financial resources than the Partnership and more experience than the General Partner. The Partnership will compete in the computer leasing marketplace with many non-manufacturing firms, including other equipment dealers, brokers and leasing companies, as well as with financial institutions.

6. Defaults by Lessees. Default by a lessee may cause equipment to be returned to the Partnership at a time when the General Partner may be unable to promptly arrange for its re-leasing (at the rental rate previously received or otherwise) or sale (with or without a loss), thus resulting in the loss of anticipated revenues and the inability to recover the Partnership's investment and repay related debt. Any related debt may be secured by the returned equipment and, in some cases, by the Partnership's other equipment. If the debt is not paid in a timely manner, the lender may foreclose and acquire ownership of all equipment securing the debt, resulting in economic loss and adverse tax consequences to the Partnership's partners. Two lessees, BASF Corporation and Sikorsky Aircraft Corporation, lease equipment in which the related rental payments exceed 10% of total rental income. The related rental payments comprise 11.18% and 80.87%, respectively, of the total rental income for the year ended December 31, 1996. BASF Corporation and Sikorsky Aircraft Corporation lease equipment comprising 6.42% and 86.17%, respectively, of the total equipment portfolio at December 31, 1996.

7. Changes in Technology. The General Partner intends to establish lease rates to the Partnership's lessees which take into account the risk of technological advances which may reduce the value of such equipment owned by the Partnership. However, the introduction of an entirely new technology could lead to a radical reduction in the fair market value of certain equipment and make such equipment difficult to re-lease.

         During 1996, the Partnership leased five main types of equipment:

         (1)  Aircraft:  Sikorsky S-76b helicopter.

         (2)  Construction  equipment:  Includes  lifter  loaders that perform a
              variety  of   applications   such  as  building   residential  and
              commercial civil engineering projects.

         (3) Trucks and Trailers: Trucks are generally used for local delivery products, while trailers are generally used for longer shipments and larger items.

         (4) Computer equipment and printers: Include various photocopying and data processing such as computer systems, terminals and peripheral equipment. Also included are items used in graphic processing such as print setters and printing presses.

         (5) Communications equipment: Include various items such as analyzers, oscilloscopes, measuring instruments and a variety of other items used by businesses for ongoing development and research programs.

As of December 31, l996, the Partnership owned $5,447,101 of capital equipment (including a 4.75% acquisition fee paid to the General Partner of $247,005). All equipment is on lease and is summarized as follows:


Year                                                       Initial                     Partnership
Acquired                  Equipment                     Lease Term                  Purchase Price

l987                      Helicopter Aircraft           3 years                     $      4,678,826

1987-l988                 Lifters and Loaders           3-5 years                            277,390

1987-l988                 Heavy Duty Trucks             3-5 years                             74,258
                          and Trailers

l987-l988                 Printers                      2-4 years                              1,052

1986-l989                 Computer Equipment            1-5 years                            106,217

l986-l987                 Research and                  3-4 years                            143,088
                          Experimentation

l987-l988                 Communications                3-4 years                            166,270
                          Equipment                                                 ----------------

                          Total                                                     $      5,447,101
                                                                                    ================

Pursuant to its leasing policies, the General Partner performs a credit analysis of potential lessees to determine creditworthiness. The General Partner has leased all of its equipment to third parties by means of operating leases with fixed base lease rates. Rents are payable monthly or quarterly. Operating leases generally do not have terms greater than five years in duration and the aggregate noncancelable rental payments during the term of the lease (on a net present value basis), are not sufficient to permit the lessor to recover the purchase price of the equipment.

At the termination of the initial lease, the General Partner arranges for the equipment to be re-leased (either to the same lessee or a new lessee) if it determines that re-leasing is in the Partnership's best interest. Generally, equipment is re-leased at least once and possibly several times during the Partnership's life, unless it is determined that the equipment is not remarketable and therefore may be sold. The General Partner provides, or arranges for the installation, removal, maintenance and modification of the Partnership's equipment. Also, the General Partner will purchase and maintain, or cause to be purchased and maintained, appropriate insurance coverage to protect the interests of the Partnership.

Of the leases in place at December 31, 1996, the average lease term was 23 months and the average monthly lease rate as a percentage of original equipment cost was 1%.

During the fourth quarter of 1995, the General Partner announced its intentions of winding down the operations of the Partnership. The helicopter lease with Sikorsky Aircraft Corporation, scheduled to expire in October, 1996, has been extended through January, 1997. Once the helicopter lease terminates and is sold, it is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution to the Partners during 1997.

Item 2.  Properties.

At December 31, 1996, the Partnership owned capital equipment with a cost basis of $5,447,101, subject to 8 existing leases with 3 different lessees. All purchases of capital equipment are subject to a 4.75% acquisition fee paid to the General Partner. Approximately 42% of the initial equipment portfolio was financed.

Item 3.  Legal Proceedings.

There are no material pending legal proceedings to which the Partnership is a party or of which any of its equipment or leases is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     Part II

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

(a)  Market Information

The Partnership's outstanding securities consist of Limited Partnership Interests in Units of $500 each. As of December 31, 1996, 57,239 Units had been sold to the public at a price of $500 per Unit (except for 1,011 Units which were sold for a net price of $460 per Unit to employees of the General Partners of the General Partner and employees and securities representatives of its affiliates).

There is no public market for the Units, and it is not anticipated that such a public market will develop.

(b)  Approximate Number of Security Holders


                                         Number of                              Number of Units
                                   Unit Holders on Record                            as of
Title of Class                         as of 12/31/96                               12/31/96
                                       --------------                               --------

   Units of
   Limited
   Partnership
   Interests                                  3,370                                    57,239


(c)  Dividend History and Restrictions

During the year ended December 31, 1987 and the period ended December 31, 1986, the Partnership had six closings with 57,239 Units. Pursuant to Section 8 of the Limited Partnership Agreement, the Partnership's "Distributable Cash from Operations" for each year will be determined and then distributed to the Partners. Upon reaching the end of its reinvestment period (the second anniversary of the Partnership's final closing date), the Partnership will also distribute to the Partners "Distributable Cash From Sales or Refinancings", if any. The Partnership distributed $643,939 to the Limited Partners in 1996, $858,586 in 1995, and $1,144,780 in 1994 and distributed $27,976 to the General
Partner in 1996, $35,431 in 1995, and $33,253 in 1994. The cumulative cash distributions to the Limited Partners through December 31, 1996 is $28,785,453 as compared with the contributed Limited Partners' net capital of $25,569,053.

"Cash From Operations" and "Cash From Sales or Refinancing" means the net cash provided by the Partnership's normal operations or as a result of any sales, refinancings or other dispositions of equipment, respectively, after the general expenses and current liabilities of the Partnership (other than the equipment management fee) are paid, as reduced by any reserves for working capital and contingent liabilities to the extent deemed reasonable by the General Partner and as increased by any portion of such reserves then deemed by the General Partner not to be required for Partnership operations. "Distributable Cash From Operations" and "Distributable Cash From Sales or Refinancings" means Cash from Operations or Cash From Sales or Refinancings, respectively, reduced by amounts which the General Partner determines shall be reinvested (through the second anniversary of the Partnership's closing date) in additional Equipment and by payments of all accrued but unpaid equipment management fees.

For rendering services in connection with the normal operations of the Partnership, the Partnership will pay to the General Partner a Partnership management fee equal to 5% of the monthly rental billings.

Each distribution of Distributable Cash From Operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any
Distributable Cash From Sales or Refinancings from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Including the distribution made February 28, 1997, cumulative distribution to date is $505.41 per Unit. This cumulative distribution per Unit amount represents 47.96% of "Payout". After Payout has occurred, any Distributable Cash from Sales or Refinancings will be distributed 15% (plus an additional 1% for each 1% by which the total of all Limited Partners' original Capital Contributions actually paid or allocated to the Partnership's investment in equipment exceeds the greater of (i) 80% if the gross proceeds of the Partnership's offering of Units, reduced by 0.0625% for each 1% of leverage encumbering Partnership equipment, or (ii) 75% of the gross proceeds of such offering) to the General Partner, and the remainder to the Limited Partners. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

Any Distributable Cash will be distributed within 60 days after the completion of each of the first three fiscal quarters of each Partnership fiscal year, and within 120 days after the completion of each fiscal year, beginning after the first full fiscal quarter following the Partnership's first closing date. Each such distribution will be described in a statement sent to the Limited Partners.

Item 6.  Selected Financial Data.

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with the financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in Items 8. and 7. of this Report.

                                                                  For the Years Ended December 31,
                                                 1996               1995            1994              1993             1992
                                          --------------------------------------------------------------------------------------
Operating Data
   Rental Income                          $        709,278  $       804,478  $      1,022,506  $     1,533,319  $      4,082,501
   Interest Income                                   7,238            7,252             7,700           26,249            93,901
   Net Income                                      649,566          853,698         1,170,524          994,075         5,424,313

   Per Limited Partnership Unit:
     Net Income Per Limited
       Partnership Unit                              10.88            14.31             19.69            15.13             80.40

Balance Sheet Data

   Cash and Cash Equivalents                       199,970           98,385           213,715           94,835         1,592,308
   Capital Equipment at Cost                     5,447,101        6,453,248         8,768,519       11,443,550        18,814,025
   Total Assets                                    262,011          146,572           232,475          277,961         2,907,241
   Long-term Debt                                        -                -                 -                -                 -
   Distributions to Partners                       671,915          894,017         1,178,033        3,562,609         8,139,894
   Distributions Per Limited
     Partnership Unit                                11.25            15.00             20.00            60.00            140.00
   Partners' (Deficit) Equity                       (1,787)          20,562            60,881           68,390         2,636,924


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

As of October 7, 1987 the Partnership has received and accepted subscriptions for 57,239 Units, which were offered under its public offering. Total proceeds from the offering, adjusted to reflect selling commissions and organization and offering costs, were $25,569,053.

Results of Operations

The following discussion relates to the Partnership's operations for the year ended December 31, 1996, in comparison to the years ended December 31, 1995 and 1994.

The Partnership realized net income of $649,566, $853,698 and $1,170,524 for the years ended December 31, 1996, 1995 and 1994, respectively. Rental income decreased $95,200 or 12% between 1995 and 1996 and $218,028 or 21% between 1994 and 1995. The decrease is due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. Interest income remained flat for the three years ended December 31, 1996, 1995 and 1994, respectively. The decrease in net gain on sale of equipment each year can be attributed to a reduction in equipment sales.


Total costs and expenses increased 24% in 1996 and decreased 46% in 1995. The increase in costs and expenses can be attributed to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner, and an increase in expenses associated with the helicopter lease with Sikorsky Aircraft Corporation. Depreciation expense decreased due to the initial equipment portfolio becoming fully depreciated and an overall reduction in the equipment portfolio. Management fees expenses have decreased in relation to the decline in rental income for the years ended December 31, 1996, 1995 and 1994.

The Partnership recorded net income per Limited Partnership Unit of $10.88, $14.31 and $19.69 for the years ended December 31, 1996, 1995 and 1994, respectively.

Liquidity and Capital Resources

For the year ended December 31, 1996, rental revenue generated from the operating leases and sales proceeds from equipment sales were the primary sources of funds for the Partnership. As the equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would derive the most favorable results.

Consistent with prior periods, Hanover's operating activities resulted in a decrease of rental revenues due to expired leases resulting in equipment sales and due to older equipment being remarketed at lower rental rates. As of December 31, 1996, these factors resulted in a decrease in rental revenues over a three-year period. The helicopter lease with Sikorsky Aircraft Corporation, scheduled to expire in October, 1996, has been extended through January, 1997. The rent associated with the Sikorsky Aircraft Corporation lease comprises 81% of the total rental revenue for the year ended December 31, 1996. Upon expiration, the helicopter will likely be sold and the Partnership will be liquidated soon thereafter. Federal Paper Board Company, Incorporated, with equipment on lease representing 15% of the currently monthly rental income, expired during 1996. The equipment was sold during 1996, which generated $124,000 in sales proceeds. Sears, Roebuck and Company, with equipment on lease representing 10% of the 1995 monthly rental income, expired on February 28, 1995. The equipment was subsequently sold on March 1, 1995, generating $97,200 in sales proceeds. The decline in rental revenue should not affect the Partnership's ability to meet its future cash requirements. Future rental revenues amount to $47,499 and are to be received over the first half of 1997 (for further discussion, refer to note 4 to the financial statements).

During the fourth quarter of 1995, the General Partner announced its intentions of winding down the operations of the Partnership. As discussed above, once the helicopter lease terminates, it is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution to the Partners during 1997.

The Partnership's investing activities for the year ended December 31, 1996 resulted in sales of fully depreciated equipment, generating $136,000 in sales proceeds. The Partnership has no material capital commitments and will not in the future due to the Partnership having fulfilled its capital expenditure commitments in prior years.

Cash distributions paid in the first quarter of 1997 are currently at a level of 3% per Limited Partnership Unit, or $15.00 per Limited Partnership Unit. During 1996, the Partnership distributed a total of $11.25 per Limited Partnership Unit, of which $10.88 per Unit represents income and $0.37 per Unit represents a return of capital. For the quarter ended December 31, 1996, the Partnership declared a cash distribution of $225,943, of which $11,297 was distributed to the General Partner and $214,646 was distributed to the Limited Partners. The distribution will be made on February 28, 1997. The Partnership expects distributions to be more volatile as its operations are winding down. The effects of inflation have not been significant to the Partnership to date and are not anticipated to have any material impact in future years.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                          Independent Auditors' Report






To the Partners of Hanover Lease Income Limited Partnership:

We have audited the accompanying balance sheets of Hanover Lease Income Limited Partnership (a Massachusetts Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Lease Income Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note 1, in 1995 the General Partner announced its intentions of winding down the operations of the Partnership in 1997.






KPMG Peat Marwick LLP



Boston, Massachusetts
March 21, 1997

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets
                           December 31, 1996 and 1995

                                     Assets
                                                                                       1996                  1995
                                                                                 ----------------       ----------------

Investment property, at cost (notes 3 & 4):
   Capital equipment                                                             $      5,447,101       $      6,453,248
     Less accumulated depreciation                                                      5,447,101              6,453,248
                                                                                 ----------------       ----------------
       Investment property, net                                                                 -                      -

Cash and cash equivalents                                                                 199,970                 98,385
Rents receivable (note 4)                                                                  62,041                 40,087
Sales receivable                                                                                -                  8,100
                                                                                 ----------------        ---------------

     Total assets                                                                $        262,011       $        146,572
                                                                                 ================       ================

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued
     expenses - affiliates (note 5)                                              $         10,747        $        13,594
   Accounts payable and accrued expenses                                                  230,551                 74,209
   Unearned rental income                                                                  22,500                 38,207
                                                                                 ----------------       ----------------

     Total liabilities                                                                    263,798                126,010
                                                                                 ----------------       ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                              1,132,009              1,104,971
     Cumulative cash distributions                                                     (1,124,540)            (1,096,564)
                                                                                 ----------------       ----------------
                                                                                            8,469                  9,407
                                                                                 ----------------       ----------------
   Limited Partners (57,239 units):
     Capital contribution, net of
       offering costs                                                                  25,569,053             25,569,053
     Cumulative net income                                                              3,206,144              2,583,616
     Cumulative cash distributions                                                    (28,785,453)           (28,141,514)
                                                                                 ----------------       ----------------
                                                                                          (10,256)                11,155
                                                                                 ----------------       ----------------
     Total partners' (deficit) equity                                                      (1,787)                20,562
                                                                                 ----------------       ----------------

     Total liabilities and partners' equity                                      $        262,011       $        146,572
                                                                                 ================       ================

                 See accompanying notes to financial statements.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
              For the Years Ended December 31, 1996, 1995 and 1994


                                                                 1996                     1995                   1994
                                                           ----------------         ---------------       ---------------

Revenue:
   Rental income (note 4)                                  $        709,278         $       804,478       $     1,022,506
   Interest income                                                    7,238                   7,252                 7,700
   Other income                                                         750                       -                     -
   Net gain on sale of equipment                                    136,000                 206,727               443,236
                                                           ----------------         ---------------       ---------------

       Total revenue                                                853,266               1,018,457             1,473,442
                                                           ----------------         ---------------       ---------------

Costs and expenses:
   Depreciation                                                           -                     927               112,095
   Related party expenses (note 5):
     Management fees                                                 35,465                  37,807                50,411
     General and administrative                                     168,235                 126,025               140,412
                                                           ----------------         ---------------       ---------------

       Total costs and expenses                                     203,700                 164,759               302,918
                                                           ----------------         ---------------       ---------------

Net income                                                 $        649,566         $       853,698       $     1,170,524
                                                           ================         ===============       ===============

   Net income per
     Limited Partnership Unit                              $          10.88         $         14.31       $         19.69
                                                           ================         ===============       ===============


                 See accompanying notes to financial statements.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                    Statements of Partners' Equity (Deficit)
              For the Years Ended December 31, 1996, 1995 and 1994


                                                              General             Limited
                                                              Partner             Partners                 Total
                                                           -------------      -----------------      -----------------


Equity at
    December 31, 1993                                      $           -      $          68,390      $          68,390

Net income                                                        43,675              1,126,849              1,170,524

Cash distributions                                               (33,253)            (1,144,780)            (1,178,033)
                                                           -------------      -----------------      -----------------

Equity at
    December 31, 1994                                             10,422                 50,459                 60,881

Net income                                                        34,416                819,282                853,698

Cash distributions                                               (35,431)              (858,586)              (894,017)
                                                           -------------      -----------------      -----------------

Equity at
    December 31, 1995                                              9,407                 11,155                 20,562

Net income                                                        27,038                622,528                649,566

Cash distributions                                               (27,976)              (643,939)              (671,915)
                                                           -------------      -----------------      -----------------

Equity (deficit) at
    December 31, 1996                                      $       8,469      $         (10,256)     $          (1,787)
                                                           =============      =================      =================


                 See accompanying notes to financial statements.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
              For the Years Ended December 31, 1996, 1995 and 1994


                                                                              1996               1995               1994
                                                                              ----               ----               ----

Cash flows from operating activities:
   Net income                                                         $       649,566     $       853,698     $     1,170,524
                                                                      ---------------     ---------------     ---------------

   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating activities:
       Depreciation                                                                 -                 927             112,095
       Net gain on sale of equipment                                         (136,000)           (206,727)           (443,236)
       Net (increase) decrease in current assets                              (13,854)            (30,354)                202
       Net increase (decrease) in current liabilities                         137,788             (45,584)            (37,977)
                                                                      ---------------     ---------------     ---------------

         Total adjustments                                                    (12,066)           (281,738)           (368,916)
                                                                      ---------------     ---------------     ---------------

         Net cash provided by operating activities                            637,500             571,960             801,608
                                                                      ---------------     ---------------     ---------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                 136,000             206,727             495,305
                                                                      ---------------     ---------------     ---------------

         Net cash provided by investing activities                            136,000             206,727             495,305
                                                                      ---------------     ---------------     ---------------

Cash flows from financing activities:
   Proceeds from borrowings on note payable - affiliate                             -                   -              30,000
   Principal payments on note payable - affiliate                                   -                   -             (30,000)
   Cash distributions to partners                                            (671,915)           (894,017)         (1,178,033)
                                                                      ---------------     ---------------     ---------------

         Net cash used in financing activities                               (671,915)           (894,017)         (1,178,033)
                                                                      ---------------     ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                          101,585            (115,330)            118,880

Cash and cash equivalents at beginning of year                                 98,385             213,715              94,835
                                                                      ---------------     ---------------     ---------------

Cash and cash equivalents at end of year                              $       199,970     $        98,385     $       213,715
                                                                      ===============     ===============     ===============

Supplemental cash flow information:
   Interest paid during the year                                      $             -     $             -     $             -
                                                                      ===============     ===============     ===============

                 See accompanying notes to financial statements.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


(1)   Organization and Partnership Matters

The Partnership was organized under the Massachusetts Uniform Limited Partnership Act on June 19, 1986. The Amended Agreement of Limited Partnership authorized the issuance of up to 60,000 Limited Partnership Units at a per unit gross price of $500 and up to 20,000 additional units to affiliates. The Partnership has had in total six closings. The closings occurred on November 17, 1986, February 17, 1987, April 27, 1987, July 7, 1987, August 18, 1987 and
October 7, 1987 with  8,501,  15,106,  7,992,  9,047,  5,457 and  11,136  units, respectively. The General Partner has contributed $1,000 in respect of its General Partnership interest.

Pursuant to the terms of the Amended Agreement of Limited Partnership, each distribution of Distributable Cash From Operations and profits for federal income tax and financial reporting purposes from normal operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Losses for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancing from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. In addition, special income allocations may be required to reflect the differing initial capital contributions of the General Partner and the Limited Partners. Payout means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancing equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following each Limited Partner's admission to the Partnership). Including the distribution made February 28, 1997, cumulative distribution to date is $505.41 per Unit. This cumulative distribution per Unit amount represents 47.96% of Payout. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

During the fourth quarter of 1995, the General Partner announced its intentions of winding down the operations of the Partnership. The helicopter lease with Sikorsky Aircraft Corporation, scheduled to expire in October, 1996, has been extended through January, 1997. Once the helicopter lease terminates and is sold, it is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution to the Partners during 1997.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(2)   Significant Accounting Policies

The Partnership's records are maintained on the accrual basis of accounting so that revenues are recognized as earned and expenses are recognized as incurred. Assets and liabilities are those of the Partnership and do not include any assets and liabilities of the individual partners. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Effective January 1, 1990, depreciation on capital equipment is provided on a double-declining balance method over the economic useful lives of the equipment. No salvage value is assumed. The Partnership's policy is to periodically review the estimated fair market value of its equipment to assess the recoverability of its undepreciated cost. In accordance with this policy, the Partnership records a charge to depreciation expense in instances when the net book value of equipment exceeds its net realizable value. Routine maintenance and repairs are expensed as incurred. Major betterments and enhancements are capitalized and depreciated in accordance with the Partnership's depreciation policy.

Income Taxes

No provision for federal income taxes has been made as the liability for such taxes is that of the Partners rather than that of the Partnership. Taxable income, as reported in Schedule K-1, Form 1065 "Partner's Share of Income, Credits, Deductions, etc.", was $649,566, $854,625 and $1,232,036 in 1996, 1995
and 1994, respectively (see note 6).

Cash and Cash Equivalents

The Partnership considers cash and short-term investments with maturities of less than three months to be cash and cash equivalents.

(3)   Investment Property

At December 31, 1996, the Partnership owned capital equipment with a cost basis of $5,447,101. All purchases of capital equipment are subject to a 4.75% acquisition fee paid to the General Partner.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(4)   Leases

Operations consist primarily of leasing computer equipment. All equipment leases are classified as operating leases and expire over the next year. Minimum lease payments scheduled to be received in the first half of 1997 under existing noncancelable operating leases amount to $47,499.

The following schedule provides an analysis of the cost of capital equipment by major classes as of December 31, 1996:

    Helicopter aircraft                                     $     4,678,826
    Heavy duty equipment                                            351,648
    Computer equipment & printers                                   107,269
    Research & experimentation equipment                            143,088
    Other                                                           166,270
                                                            ---------------

                                       Total                $     5,447,101
                                                            ===============

Two lessees, BASF Corporation and Sikorsky Aircraft Corporation, lease equipment in which the related rental payments exceed 10% of total rental income. The related rental payments comprise 11.18% and 80.87%, respectively, of the total rental income for the year ended December 31, 1996. BASF Corporation and Sikorsky Aircraft Corporation lease equipment comprising 6.42% and 86.17%, respectively, of the total equipment portfolio at December 31, 1996.

(5)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                    1996                1995              1994
                                                    ----                ----              ----

Management fees                                  $      35,465      $     37,807       $     50,411
Reimbursable expenses paid                             114,851            84,444             93,412
                                                 -------------      ------------       ------------

                                                 $     150,316      $    122,251       $    143,823
                                                 =============      ============       ============

Under the terms of the Partnership Agreement, the General Partner is entitled to an Equipment Acquisition Fee of 4.75% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 5% of the monthly rental billings. Also, the Partnership reimburses the General Partner and their affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(6)   Reconciliation  of  Financial  Statement  Net Income  to Taxable Income to
      Partners

A reconciliation of financial statement net income to taxable income to partners is as follows for the years ended December 31, 1996, 1995 and 1994:

                                                                                  1996               1995                1994
                                                                                  ----               ----                ----

      Net income per financial statements                                     $      649,566      $     853,698      $   1,170,524

      Depreciation expense for financial statement purposes
           in excess of depreciation expense for tax purposes                              -                927            100,080

      Net gain on sale of equipment for financial statement
           purposes in excess of net gain on sale of equipment
           for tax purposes                                                                -                  -            (38,568)
                                                                              --------------      -------------      -------------

      Taxable income to partners                                              $      649,566      $     854,625      $   1,232,036
                                                                              ==============      =============      =============

Losses for federal tax purposes from normal operations are allocated 99% to the Limited Partners and 1% to the General Partner. Profits for federal tax purposes from normal operations are allocated 95% to the Limited Partners and 5% to the General Partner. In addition, special cost recovery allocations may be required to reflect the differing initial capital contribution of the General Partner and the Limited Partners.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                         Equipment Portfolio (Unaudited)
                                December 31, 1996

Lessee

BASF Corporation
Federal Paper Board Company, Incorporated
Sikorsky Aircraft Corporation

Equipment Description                                 Acquisition Price

Helicopter aircraft                                    $      4,678,826
Heavy duty equipment                                            351,648
Computer equipment & printers                                   107,269
Research & experimentation equipment                            143,088
Other                                                           166,270
                                                       ----------------

                                                       $      5,447,101
                                                       ================

Item 9. Changes  in  and  Disagreements  with  Accountants  on  Accounting   and
        Financial Statement Disclosures.

None.

                                    Part III

Item 10.  Directors and Executive Officers of the Partnership.

(a-b) Identification of Directors and Executive Officers

The Partnership has no Directors or Officers. As indicated in Item 1. of this report, the General Partner of the Partnership is Hanover Leasing Partnership. Under the Partnership Agreement, the General Partner is solely responsible for the operation of the Partnership's properties, and the Limited Partners have no right to participate in the control of such operations. The General Partner has two Corporate General Partners (the "Corporate General Partners"): TLP, a Massachusetts corporation and Waddell & Reed (formerly TUPS), a Missouri corporation. The names and ages of the Directors and Executive Officers of the General Partner are as follows:



TLP

          Name                                                       Title                                             Age

Nicholas C. Bogard                                 Director                                                            51
Arthur P. Beecher                                  Director and President                                              59
Nancy E. Malone                                    Vice President, Lease Financing                                     38
Irene V. King                                      Vice President, Satellite Operations                                50
Joseph P. Colonna                                  Vice President, Marketing                                           37
James S. Felman                                    Clerk                                                               32

Waddell & Reed

          Name                                                       Title                                             Age

Keith A. Tucker                                    President, Chief Executive Officer                                  52
                                                      and Director
Robert L. Hechler                                  Vice President, Chief Operations Officer,                           60
                                                      Treasurer and Director
Henry J. Herrmann                                  Vice President, Chief Investment Officer                            55
                                                      and Director
Robert J. Williams, Jr.                            Vice President and National Sales Manager                           53
Sharon K. Pappas                                   Vice President, Secretary                                           38
                                                      and General Counsel


(c) Identification of certain significant persons

See Item 10. (a-b)

(d) Family relationship

No family relationship exists between any of the foregoing Directors or Officers.

(e) Business experience

Nicholas C. Bogard is Director of TLP. Mr. Bogard served as President and Director of TLP from 1982 - 1992, and served as Director of CS First Boston from 1992 - 1994. He has been working as an independent consultant since 1994. Mr. Bogard holds a B.A. from Princeton University and an M.B.A. from Harvard University.

Arthur P. Beecher is President and Director of TLP. Prior to joining TLP, he was an officer of CSA Financial Corp. of Boston, Massachusetts, most recently as Vice President, Finance and Administration since 1975. Mr. Beecher holds a B.S. from Boston University and is a Certified Public Accountant.

Nancy E. Malone is Vice President, Lease Financing of TLP. Prior to joining TLP, she was Manager, Lease Financing for 11 years at CSA Financial Corp. of Boston, Massachusetts. Ms. Malone holds a B.A. from The College of the Holy Cross.

Irene V. King is Vice President, Satellite Operations for TLP. Prior to joining TLP in April 1994, she was Director of Public Income Funds at CSA Financial Corp. of Boston, Massachusetts and was previously Vice President of Finance at First Alliance Corp. of Wellesley, Massachusetts. Ms. King holds a B.A. from Barat College of the Sacred Heart, Lake Forest, Illinois.

James S. Felman is Clerk of TLP. Prior to joining TLP, he was in private practice and was previously employed as a Tax Consultant with Price Waterhouse in Miami, Florida and New York, New York. Mr. Felman received his J.D. from S.U.N.Y. at Buffalo Law School, holds a B.S. in Economics and Business Management from Cornell University, and is a licensed attorney in New York and Florida.

Joseph P. Colonna is Vice President, Marketing of TLP. Prior to joining TLP, he was Associate Counsel at CSA Financial Corp. of Boston, Massachusetts in charge of Domestic and International Leasing Transactions. He received his B.A. from Rutgers University, J.D. from Suffolk University Law School and M.S.L. from Vermont Law School.

Keith A. Tucker is President, Chief Executive Officer and Director of Waddell & Reed; Chairman of the Board of Directors of WRIMCO, Waddell & Reed, Inc., Waddell & Reed Services Company, Waddell & Reed Asset Management Company and Torchmark Distributors, Inc., an affiliate of Waddell & Reed, Inc.; Vice Chairman of the Board of Directors, Chief Executive Officer and President of United Investors Management Company; Vice Chairman of the Board of Directors of Torchmark Corporation; and President of each of the funds in the United, Waddell & Reed and TMK/United mutual fund groups. He is also Director of Southwestern Life Corporation. Prior to joining Torchmark Corporation in 1991, Mr. Tucker was with Trivest, Inc. and Trivest Securities Corporation in Miami, Florida since 1987, most recently as the Senior Vice President and President, respectively. Prior to Trivest, Inc., he was Director of Atlantis Group, Inc., a diversified company. Mr. Tucker holds a B.B.A. and a J. D. both from the University of Texas.

Robert L. Hechler is Vice President, Chief Operations Officer, Director and Treasurer of Waddell & Reed; Executive Vice President, Principal Financial Officer, Director and Treasurer of WRIMCO; President, Chief Executive Officer, Principal Financial Officer, Director and Treasurer of Waddell & Reed, Inc.; Director and Treasurer of Waddell & Reed Services Company; Vice President, Treasurer and Director of Torchmark Distributors, Inc.; and Vice President and Principal Financial Officer of each of the funds in the United, Waddell & Reed and TMK/United mutual fund groups. He has been employed by Waddell & Reed and its affiliates since 1977. Mr. Hechler holds a B.S. from the University of Illinois and an M.B.A. from the University of Chicago.

Henry J. Herrmann is Vice President, Chief Investment Officer and Director of Waddell & Reed; Director of Waddell & Reed, Inc.; President, Chief Executive Officer, Chief Investment Officer and Director of WRIMCO and Waddell & Reed Asset Management Company; Senior Vice President and Chief Investment Officer of United Investors Management Company; and Vice President of each of the funds in the United, Waddell & Reed and TMK/United mutual fund groups. He has been employed by Waddell & Reed and its affiliates since 1971. Mr. Herrmann holds a B.S. from New York University.

Robert J. Williams, Jr. is Vice President and National Sales Manager of Waddell & Reed and Executive Vice President and National Sales Manager of Waddell & Reed, Inc. He has been employed by Waddell & Reed, Inc. since July 1996. He was employed with Charles Schwab & Company from November 1991 to July 1995. From August 1984 to October 1991, he was employed by American Express Financial Advisors or its affiliates. Mr. Williams holds a B.S. from the University of Utah and an M.B.A. from California State-Humbolt.

Sharon K. Pappas is Vice President, Secretary and General Counsel of Waddell & Reed; Senior Vice President, Secretary and General Counsel of WRIMCO and Waddell & Reed, Inc.; Director, Senior Vice President, Secretary and General Counsel of Waddell & Reed Services Company; Director, Secretary and General Counsel of Waddell & Reed Asset Management Company; Vice President, Secretary and General Counsel of Torchmark Distributors, Inc.; formerly, Assistant General Counsel of WRIMCO, Waddell & Reed Financial Services, Inc., Waddell & Reed, Inc., Waddell & Reed Asset Management Company and Waddell & Reed Services Company. She is Vice President, Secretary and General Counsel of each of the funds in the United, Waddell & Reed and TMK/United mutual fund groups. Prior to joining Waddell & Reed and its affiliates in 1989, Ms. Pappas was employed with Stinson, Mag & Fizzell in Kansas City, Missouri. Ms. Pappas holds a B.S. from Kansas State University and a J.D. from the University of Kansas.

(f) Involvement in certain legal proceedings

The Partnership is not aware of any legal proceedings against any Director or Executive Officer of the Corporate General Partners which may be important for the evaluation of any such person's ability and integrity.

Item 11.  Management Remuneration and Transactions.

(a), (b), (c), (d), and (e): The Officers and Directors of the Corporate General Partners receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the Corporate General Partners. There exists no remuneration plan or arrangement with any Officer or Director of the Corporate General Partners resulting from the resignation, retirement or any other termination. See note 5 to the financial statements included in Item 8. of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1996, 1995 and 1994.

Item 12.  Security Ownership of Certain Owners and Management.

By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided for in Section 13.2 of the Amended Agreement of Limited Partnership (subject to Section 13.3), a majority interest of the Limited Partners have voting rights with respect to:

1.  Amendment of the Limited Partnership Agreement;

2.  Termination of the Partnership;

3.  Removal of the General Partner; and

4. Approval or disapproval of the sale of substantially all the assets of the Partnership.

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 57,239 outstanding Limited Partnership Units as of December 31, 1996.

By virtue of its organization as a limited partnership, the Partnership has no Officers or Directors. See also note 1 to the financial statements included in
Item 8. and Item 10. of this report.

Item 13.  Certain Relationships and Related Transactions.

(a), (b), and (c): The General Partner of the Partnership is Hanover Leasing Partnership, having two Corporate General Partners: TLP, a Massachusetts corporation and Waddell & Reed (formerly TUPS), a Missouri corporation. The identification of the Corporate General Partners' Directors and Executive Officers is indicated in Item 10. of this report. The Partnership was not involved in any transaction involving any of these Directors or Officers of the Corporation or any member of the immediate family of these individuals, nor did any of these persons provide services to the Partnership for which they received direct or indirect remuneration. Similarly, there exists no business relationship between the Partnership and any of the Directors or Officers of the Corporate General Partners, nor were any of the individuals indebted to the Partnership.

The General  Partnership  Agreement between TLP and Waddell & Reed (the "General
Partnership Agreement") provides that TLP as the Managing General Partner will manage and control all of the affairs of the Partnership except for specified services to be provided by Waddell & Reed relating primarily to the provision of financial advisory services for the benefit of the Partnership and to the continuing relationships among the Partnership, the General Partner and the Partnership's Limited Partners. The General Partnership agreement also provides Waddell & Reed with one member of the Investment Committee.

The Managing General Partner has also entered into an agreement dated as of June 1, 1986 (the "Agency Agreement") with NEMLC Leasing Corporation ("Agent"), a wholly-owned subsidiary of New England Merchants Leasing Corporation and a member company of BancNewEngland Leasing Group. In 1990, the BancNewEngland Leasing Corporation was acquired by the Bank of Tokyo ("BOT"), however, the Agency Agreement remains unaffected. Pursuant to the Agency Agreement, the Agent will assist the Managing General Partner in the performance of certain of its responsibilities on behalf of the Partnership, including identification, evaluation and negotiation of specific equipment investments suitable for the Partnership, billing and collections, management of the equipment while it is under lease and remarketing of equipment coming off lease.

In consideration of such services and capital commitments, TLP will receive 30%, Waddell & Reed will receive 3.33% and BOT will receive 66.67% of all compensation received by the General Partner in connection with the formation and operation of the Partnership (including Equipment Management and Acquisition Fees, Subordinated Remarketing Fees and the General Partner's share of Distributable Cash from Sales or Refinancing). The General Partner will also be reimbursed an amount equal to up to 3% of the total gross proceeds of the Partnership's offerings for organizational and offering expenses in excess of that amount will be borne by TLP.



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K: None.

  (a)   1.    Financial Statements                                                                                Page No.

              Independent Auditors' Report - KPMG Peat Marwick LLP                                                15
              Balance Sheets at December 31, 1996 and 1995                                                        16
              Statements of Operations for the Years Ended
                 December 31, 1996, 1995 and 1994                                                                 17
              Statements of Partners' Equity (Deficit) for the Years Ended
                 December 31, 1996, 1995 and 1994                                                                 18
              Statements of Cash  Flows for the Years
                 Ended December 31, 1996, 1995 and 1994                                                           19
              Notes to Financial Statements                                                                       20 -23

        2.    Financial Statement Schedules

              All financial statement schedules are omitted because they are not
              applicable,   the  data  is  not  significant,   or  the  required
              information is shown elsewhere in this report.

              Equipment Portfolio (Unaudited)                                                                     24

  (b)   Reports on Form 8-K

              None


(c)           Exhibit Index

Exhibits

        4.    (a)   Agreement  of  Limited   Partnership  is   incorporated   by
                    reference  to  Amendment  No. 1  to  Form  S-1, Registration
                    No.  33-7004,  filed   with   the  Securities  and  Exchange
                    Commission on September 24, 1986.

              (b) Amendment to Agreement of the Limited Partnership and Schedule A dated March 8, 1991, is incorporated by reference to the exhibits on Form 10-K for the fiscal year ended December 31, 1990 ("1990 Form 10-K").

              (c) New Assignment and Amendment Agreement with Bank of Tokyo dated May 31, 1990, is incorporated by reference to the exhibits on the 1990 Form 10-K.

              (d) Amendment to Agreement of the Limited Partnership, dated March 10, 1992 is incorporated by reference to the exhibits on Form 10-K for the fiscal year ended December 31, 1991 ("1991 Form 10-K").

        10.   (a)   Material  Lease  Agreement  with  Central  Ohio  Coal  dated
                    July 1, 1988, is incorporated by reference to the exhibits on the 1990 Form 10-K. *

              (b) Rental Schedule A-1 and Certificate of Inspection and Acceptance with United Technologies, dated May 29, 1987, is incorporated by reference to the exhibits on the 1990 Form 10-K.

              (c) Rental Schedule A-1 and Certificate of Inspection and Acceptance with Storage Technology Corporation, dated November 11, 1991, is incorporated by reference to the exhibits on the 1991 Form 10-K.

              (d) Lease Supplement with Northwest Aircraft, Inc. dated December 30, 1988, is incorporated by reference to the exhibits on Form 10-K for the fiscal year ended December 31, 1992 ("1992 Form 10-K"). **

              (e) Lease Schedule with Federal Paper Board Company, Inc., dated January 22, 1987, is incorporated by reference to the exhibits on the 1992 Form 10-K.

        18.   (a)   KPMG Peat Marwick Letter  Regarding   hanges  in  Accounting
                    Principles, dated February 15, 1991 is incorporated by reference to the exhibits on the 1990 Form 10-K.

        28.   (a)   Form of Standard Lease Agreement is incorporated by
                    reference to the exhibits on the 1990 Form 10-K.


*  Lease terminated during 1992.
**  Lease terminated during 1993.

                                   SIGNATURES



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


Date:  March 27, 1997





By:    Arthur P. Beecher,
       President