Form 10-Q
period 1997-03-31
HANOVER LEASE INCOME LTD PARTNERSHIP
filed 1997-05-14
CIK 796529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended March 31, 1997                     Commission File No. 0-15630


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

                            ------------------------


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


                                 INDEX                                                                           Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1997 and December 31, 1996                                    3

                    Statements of Operations
                         Quarters Ended March 31, 1997 and 1996                                                  4

                    Statements of Cash Flows
                         Quarters Ended March 31, 1997 and 1996                                                  5

                    Notes to Financial Statements                                                                6

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                    7 - 8

              Computer Equipment Portfolio                                                                       9

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                        10

              Signature                                                                                          11


                          PART I. FINANCIAL INFORMATION

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                         (Unaudited)            (Audited)
                                                                                      3/31/97              12/31/96
                                                                                 ----------------       ----------------

Investment property, at cost (note 2):
   Capital equipment                                                             $      5,032,434       $      5,447,101
     Less accumulated depreciation                                                      5,032,434              5,447,101
                                                                                 ----------------       ----------------
       Investment property, net                                                                 -                      -

Cash and cash equivalents                                                                 109,181                199,970
Rents receivable                                                                           20,945                 62,041
                                                                                 ----------------        ---------------

     Total assets                                                                $        130,126       $        262,011
                                                                                 ================       ================

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued
     expenses - affiliates (note 3)                                              $          8,729       $         10,747
   Accounts payable and accrued expenses                                                  239,560                230,551
   Unearned rental income                                                                       -                 22,500
                                                                                 ----------------       ----------------

     Total liabilities                                                                    248,289                263,798
                                                                                 ----------------       ----------------

Partners' equity (deficit):
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                              1,135,767              1,132,009
     Cumulative cash distributions                                                     (1,135,837)            (1,124,540)
                                                                                 ----------------       ----------------
                                                                                              930                  8,469
                                                                                 ----------------       ----------------
   Limited Partners (57,239 units):
     Capital contribution, net of
       offering costs                                                                  25,569,053             25,569,053
     Cumulative net income                                                              3,311,953              3,206,144
     Cumulative cash distributions                                                    (29,000,099)           (28,785,453)
                                                                                 ----------------       ----------------
                                                                                         (119,093)               (10,256)
                                                                                 ----------------       ----------------
     Total partners' deficit                                                             (118,163)                (1,787)
                                                                                 ----------------       ----------------

     Total liabilities and partners' equity                                      $        130,126       $        262,011
                                                                                 ================       ================

                 See accompanying notes to financial statements.


                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                     Quarters Ended March 31, 1997 and 1996
                                   (Unaudited)


                                                                                       1997                   1996
                                                                                 ----------------       ----------------

Revenue:
   Rental income                                                                 $         34,212       $        173,630
   Other income                                                                            68,765                      -
   Interest income                                                                          1,656                  1,283
   Net gain on sale of equipment                                                           43,000                 45,000
                                                                                 ----------------       ----------------

       Total revenue                                                                      147,633                219,913
                                                                                 ----------------       ----------------

Costs and expenses:
   Related party expenses (note 3):
     Management fees                                                                        1,711                  8,682
     General and administrative                                                            36,355                 21,425
                                                                                 ----------------       ----------------

       Total costs and expenses                                                            38,066                 30,107
                                                                                 ----------------       ----------------

Net income                                                                       $        109,567       $        189,806
                                                                                 ================       ================

Net income per Limited Partnership Unit                                          $           1.85       $           3.18
                                                                                 ================       ================

                 See accompanying notes to financial statements.


                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                     Quarters Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                                       1997                   1996
                                                                                       ----                   ----

Cash flows from operating activities:
   Net income                                                                    $        109,567       $        189,806
                                                                                 ----------------       ----------------

Adjustments  to  reconcile  net  income  to net cash
   provided  by  operating activities:
       Net gain on sale of equipment                                                      (43,000)               (45,000)
       Net decrease in current assets                                                      41,096                 15,613
       Net decrease in current liabilities                                                (15,509)               (19,097)
                                                                                 ----------------       ----------------

         Total adjustments                                                                (17,413)               (48,484)
                                                                                 ----------------       ----------------

         Net cash provided by operating activities                                         92,154                141,322
                                                                                 ----------------       ----------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                              43,000                 45,000
                                                                                 ----------------       ----------------

         Net cash provided by investing activities                                         43,000                 45,000
                                                                                 ----------------       ----------------

Cash flows from financing activities:
   Cash distributions to partners                                                        (225,943)              (224,579)
                                                                                 ----------------       ----------------

         Net cash used in financing activities                                           (225,943)              (224,579)
                                                                                 ----------------       ----------------

Net decrease in cash and cash equivalents                                                 (90,789)               (38,257)

Cash and cash equivalents at beginning of period                                          199,970                 98,385
                                                                                 ----------------       ----------------

Cash and cash equivalents at end of period                                       $        109,181       $         60,128
                                                                                 ================       ================

Supplemental cash flow information:
   Interest paid during the period                                               $              -       $              -
                                                                                 ================       ================

                 See accompanying notes to financial statements.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Quarters Ended March 31, 1997 and March 31, 1996
                                   (Unaudited)

(1)   Organization and Partnership Matters

The foregoing financial statements of Hanover Lease Income Limited Partnership (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)   Investment Property

At March 31, 1997, the Partnership  owned capital equipment with a cost basis of
$5,032,434.   All  purchases  of  capital  equipment  are  subject  to  a  4.75%
acquisition fee paid to the General Partner.

(3)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended March 31 are as follows:

                                                 1997                1996
                                                 ----                ----

Management fees                              $       1,711      $      8,682
Reimbursable expenses paid                          35,633            26,093
                                             -------------      ------------

                                             $      37,344      $     34,775
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

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter ended March 31, 1997, in comparison to the quarter ended March 31, 1996.

The Partnership realized net income of $109,567 and $189,806 for the quarters ended March 31, 1997 and 1996, respectively. Rental income decreased $139,418 or 80% between the quarter periods. The decrease is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. Other income is the result of helicopter inspection fees and flight time charges, and includes a reduction of an overstated liability in the amount of $41,630, which was recorded in a prior period. Interest income increased as a result of higher average short-term investment balances.

Total costs and expenses increased $7,959 or 26% between 1997 and 1996. The increase in general and administrative expense is attributed to an increase in the allocable salaries of the accounting and reporting personnel of the General Partner, which are reimbursable by the various partnerships under management. Management fees decreased in relation to the decline in rental income.

The Partnership recorded net income per Limited Partnership Unit of $1.85 and $3.18 for the quarters ended March 31, 1997 and 1996, respectively.

Liquidity and Capital Resources

For the quarter ended March 31, 1997, rental revenue generated from the operating leases and sales proceeds from equipment sales were the primary sources of funds for the Partnership. As the equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

Consistent with prior periods, the Partnership's operating activities resulted in a decrease in rental revenue due to lease expirations and resulting equipment sales, and due to lower rental rates obtained on remarketed equipment. The helicopter lease with Sikorsky Aircraft Corporation expired in January, 1997. It is anticipated that the helicopter will be sold and the Partnership will be liquidated soon thereafter.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

The Partnership's investing activities for the quarter ended March 31, 1997 resulted in sales of fully depreciated equipment, generating $43,000 in sales proceeds. The Partnership has no material capital commitments and will not in the future due to the Partnership having fulfilled its capital expenditure commitments in prior years.

During the fourth quarter of 1995, the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution to the Partners during 1997.

Cash distributions are currently halted in an effort to minimize costs and accumulate cash in anticipation of a final distribution to the Partners once the Partnership has been liquidated. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                         Equipment Portfolio (Unaudited)
                                 March 31, 1997

Lessees

BASF Corporation
Federal Paper Board Company, Incorporated

Equipment Description                              Acquisition Price

Helicopter aircraft                                     $      4,678,826
Heavy duty equipment                                             328,500
Other                                                             25,108
                                                        ----------------

                                                        $      5,032,434
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


Date:  May 12, 1997




By:    Arthur P. Beecher,
       President