Form 10-Q
period 1997-06-30
HANOVER LEASE INCOME LTD PARTNERSHIP
filed 1997-08-13
CIK 796529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended June 30, 1997                      Commission File No. 0-15630


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

                          ----------------------------


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


                                    INDEX                                                            Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of June 30, 1997 and December 31, 1996                         3

                    Statements of Operations
                          Quarters Ended June 30, 1997 and 1996 and
                          Six Months Ended June 30, 1997 and 1996                                    4

                    Statements of Cash Flows
                          Six Months Ended June 30, 1997 and 1996                                    5

                    Notes to Financial Statements                                                    6

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                        7 - 8

              Equipment Portfolio                                                                    9

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                            10

              Signature                                                                              11



                          PART I. FINANCIAL INFORMATION

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                    Assets                                          (Unaudited)             (Audited)
                                                                                      6/30/97               12/31/96
                                                                                 ----------------       ----------------
Investment property, at cost (note 2):
   Capital equipment                                                             $      5,032,434       $      5,447,101
     Less accumulated depreciation                                                      5,032,434              5,447,101
                                                                                 ----------------       ----------------
       Investment property, net                                                                 -                      -

Cash and cash equivalents                                                                  26,872                199,970
Rents receivable                                                                           18,463                 62,041
                                                                                 ----------------        ---------------

     Total assets                                                                $         45,335       $        262,011
                                                                                 ================       ================

                        Liabilities and Partners' Deficit
Liabilities:
   Accounts payable and accrued
     expenses - affiliates (note 3)                                              $          7,623       $         10,747
   Accounts payable and accrued expenses                                                  145,852                230,551
   Unearned rental income                                                                       -                 22,500
                                                                                 ----------------       ----------------

     Total liabilities                                                                    153,475                263,798
                                                                                 ----------------       ----------------

Partners' deficit:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                              1,136,269              1,132,009
     Cumulative cash distributions                                                     (1,135,837)            (1,124,540)
                                                                                 ----------------       ----------------
                                                                                            1,432                  8,469
                                                                                 ----------------       ----------------
   Limited Partners (57,239 units):
     Capital contribution, net of
       offering costs                                                                  25,569,053             25,569,053
     Cumulative net income                                                              3,321,474              3,206,144
     Cumulative cash distributions                                                    (29,000,099)           (28,785,453)
                                                                                 ----------------       ----------------
                                                                                         (109,572)               (10,256)
                                                                                 ----------------       ----------------
     Total partners' deficit                                                             (108,140)                (1,787)
                                                                                 ----------------       ----------------

     Total liabilities and partners' deficit                                     $         45,335       $        262,011
                                                                                 ================       ================

                 See accompanying notes to financial statements.


                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Six Months Ended
                                                        June 30,                                June 30,
                                            -------------------------------         --------------------------------
                                                 1997              1996                1997                1996
                                            -------------------------------         --------------------------------

Revenue:
   Rental income                            $     13,287       $    161,932         $     47,499        $    335,562
   Other income                                   41,630                  -              110,395                   -
   Interest income                                   562              1,083                2,218               2,366
   Net gain on sale
     of equipment                                      -             25,000               43,000              70,000
                                            ------------       ------------         ------------        ------------

       Total revenue                              55,479            188,015              203,112             407,928
                                            ------------       ------------         ------------        ------------

Costs and expenses:
   Related party expenses (note 3):
     Management fees                                 664              8,097                2,375              16,779
     General and administrative                   44,792             35,359               81,147              56,784
                                            ------------       ------------         ------------        ------------

       Total costs and expenses                   45,456             43,456               83,522              73,563
                                            ------------       ------------         ------------        ------------

Net income                                  $     10,023       $    144,559         $    119,590        $    334,365
                                            ============       ============         ============        ============

Net income per Limited
   Partnership Unit                         $       0.16       $       2.42         $       2.01        $       5.60
                                            ============       ============         ============        ============

                 See accompanying notes to financial statements.


                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                    1997                     1996
                                                                                    ----                     ----

Cash flows from operating activities:
   Net income                                                                $        119,590           $       334,365
                                                                             ----------------           ---------------

   Adjustments  to  reconcile  net  income  to net cash  provided by  operating  activities:
       Net gain on sale of equipment                                                  (43,000)                  (70,000)
       Net decrease in current assets                                                  43,578                    31,324
       Net decrease in current liabilities                                           (110,323)                  (16,374)
                                                                             ----------------           ---------------

         Total adjustments                                                           (109,745)                  (55,050)
                                                                             ----------------           ---------------

         Net cash provided by operating activities                                      9,845                   279,315
                                                                             ----------------           ---------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                          43,000                    70,000
                                                                             ----------------           ---------------

         Net cash provided by investing activities                                     43,000                    70,000
                                                                             ----------------           ---------------

Cash flows from financing activities:
   Cash distributions to partners                                                    (225,943)                 (297,658)
                                                                             ----------------           ---------------

         Net cash used in financing activities                                       (225,943)                 (297,658)
                                                                             ----------------           ---------------

Net (decrease) increase in cash and cash equivalents                                 (173,098)                   51,657

Cash and cash equivalents at beginning of period                                      199,970                    98,385
                                                                             ----------------           ---------------

Cash and cash equivalents at end of period                                   $         26,872           $       150,042
                                                                             ================           ===============

Supplemental cash flow information:
   Interest paid during the period                                           $              -           $             -
                                                                             ================           ===============

                 See accompanying notes to financial statements.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Six Months Ended June 30, 1997 and June 30, 1996
                                   (Unaudited)

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

(2)   Investment Property

At June 30, 1997, the Partnership  owned capital  equipment with a cost basis of
$5,032,434.   All  purchases  of  capital  equipment  are  subject  to  a  4.75%
acquisition fee paid to the General Partner.

(3)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30 are as follows:

                                                    1997                1996
                                                    ----                ----

Management fees                                  $       2,375      $     16,779
Reimbursable expenses paid                              71,896            56,048
                                                 -------------      ------------

                                                 $      74,271      $     72,827
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

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and for the six months ended June 30, 1997, in comparison to the same periods ended June 30, 1996.

The Partnership realized net income of $10,023 and $144,559 for the quarters ended June 30, 1997 and 1996, respectively. Rental income decreased $148,645 or 92% between the quarter periods. The decrease is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. Other income is the result of a reduction of an overstated liability recorded in a prior period. Interest income decreased $521 as a result of lower average short-term investment balances held during the second quarter of 1997. There were no sales of equipment during the current quarter.

Total costs and expenses increased $2,000 or 5% during the current quarter as compared to the prior period quarter. The increase in general and administrative expense is attributed to an increase in the allocable salaries of the accounting and reporting personnel of the General Partner, which are reimbursable by the various partnerships under management. Management fees decreased in the current quarter as a result of the decline in rental income.

The Partnership realized net income of $119,590 and $334,365 for the six months ended June 30, 1997 and 1996, respectively. Rental income decreased $288,063 or 86% between the six month periods. The decrease is due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio, as discussed above. Other income is the result of helicopter inspection fees and flight time charges, and includes a reduction of an overstated liability in the amount of $83,260, which was recorded in a prior period. Interest income decreased $148 as a result of lower average short-term investment balances held between the six month periods. The decrease in net gain on sale of equipment between 1997 and 1996 is attributed to a reduction in equipment sales.

Total costs and expenses increased $9,959 or 14% between the six month periods ended June 30, 1997 and 1996. The increase in general and administrative expenses is mainly due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner during the current year. Management fees decreased between the six month periods due to the decline in rental income.

The Partnership recorded net income per Limited Partnership Unit of $0.16 and $2.42 for the quarters ended June 30, 1997 and 1996, respectively, and net income of $2.01 and $5.60 for the six months ended June 30, 1997 and 1996, respectively.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Liquidity and Capital Resources

For the six months ended June 30, 1997, rental revenue generated from the operating leases and sales proceeds from equipment sales were the primary sources of funds for the Partnership. As the equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

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

The Partnership's investing activities for the six months ended June 30, 1997 resulted in sales of fully depreciated equipment, generating $43,000 in sales proceeds. The Partnership has no material capital commitments and will not have any in the future due to the Partnership having fulfilled its capital expenditure commitments in prior years.

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

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                         Equipment Portfolio (Unaudited)
                                  June 30, 1997

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


Date:  August 13, 1997

By:    Arthur P. Beecher,
       President