Form 10-Q
period 1997-09-30
HANOVER LEASE INCOME LTD PARTNERSHIP
filed 1997-11-10
CIK 796529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


Quarter Ended September 30, 1997                     Commission File No. 0-15630


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

                               -------------------


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


                                      INDEX                                                                        Page No.


Part I.       FINANCIAL INFORMATION


              Financial Statements

                    Balance Sheets as of September 30, 1997 and December 31, 1996                                  3

                    Statements of Operations
                          Quarters Ended September 30, 1997 and 1996 and
                          Nine Months Ended September 30, 1997 and 1996                                            4

                    Statements of Cash Flows
                          Nine Months Ended September 30, 1997 and 1996                                            5

                    Notes to Financial Statements                                                                  6

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                      7 - 8

              Equipment Portfolio                                                                                  9

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                          10

              Signature                                                                                            11


                          PART I. FINANCIAL INFORMATION

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                         (Unaudited)            (Audited)
                                                                                      9/30/97               12/31/96
                                                                                 ----------------       ----------------

Investment property, at cost (note 2):
   Capital equipment                                                             $      5,032,434       $      5,447,101
     Less accumulated depreciation                                                      5,032,434              5,447,101
                                                                                 ----------------       ----------------
       Investment property, net                                                                 -                      -

Cash and cash equivalents                                                                  12,275                199,970
Rents receivable                                                                           17,484                 62,041
                                                                                 ----------------       ----------------

     Total assets                                                                $         29,759       $        262,011
                                                                                 ================       ================

                        Liabilities and Partners' Deficit
Liabilities:
   Accounts payable and accrued
     expenses - affiliates (note 3)                                              $         15,905       $         10,747
   Accounts payable and accrued expenses                                                  107,700                230,551
   Unearned rental income                                                                   1,465                 22,500
                                                                                 ----------------       ----------------

     Total liabilities                                                                    125,070                263,798
                                                                                 ----------------       ----------------

Partners' deficit:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                              1,136,910              1,132,009
     Cumulative cash distributions                                                     (1,135,837)            (1,124,540)
                                                                                 ----------------       ----------------
                                                                                            2,073                  8,469
                                                                                 ----------------       ----------------
   Limited Partners (57,239 units):
     Capital contribution, net of
       offering costs                                                                  25,569,053             25,569,053
     Cumulative net income                                                              3,333,662              3,206,144
     Cumulative cash distributions                                                    (29,000,099)           (28,785,453)
                                                                                 ----------------       ----------------
                                                                                          (97,384)               (10,256)
                                                                                 ----------------       ----------------
     Total partners' deficit                                                              (95,311)                (1,787)
                                                                                 ----------------       ----------------

     Total liabilities and partners' deficit                                     $         29,759       $        262,011
                                                                                 ================       ================

                 See accompanying notes to financial statements.


                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                            -------------------------------         --------------------------------
                                                 1997              1996                1997                1996
                                            -------------------------------         --------------------------------

Revenue:
   Rental income                            $     10,768       $    159,614         $     58,267     $       495,176
   Other income                                   41,630                750              152,025                 750
   Interest income                                   111              2,283                2,329               4,649
   Net gain on sale
     of equipment                                      -             30,000               43,000             100,000
                                            ------------       ------------         ------------     ---------------

       Total revenue                              52,509            192,647              255,621             600,575
                                            ------------       ------------         ------------     ---------------

Costs and expenses:
   Related party expenses (note 3):
     Management fees                                 538              7,981                2,913              24,760
     General and administrative                   39,142             58,395              120,289             115,179
                                            ------------       ------------         ------------     ---------------

       Total costs and expenses                   39,680             66,376              123,202             139,939
                                            ------------       ------------         ------------     ---------------

Net income                                  $     12,829       $    126,271         $    132,419     $       460,636
                                            ============       ============         ============     ===============

Net income per Limited
   Partnership Unit                         $       0.22       $       2.12         $       2.23     $          7.72
                                            ============       ============         ============     ===============

                 See accompanying notes to financial statements.


                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                    1997                      1996
                                                                                    ----                      ----

Cash flows from operating activities:
   Net income                                                                $        132,419           $       460,636
                                                                             ----------------           ---------------

   Adjustments  to  reconcile  net  income  to net cash  (used in)
     provided  by operating activities:
       Net gain on sale of equipment                                                  (43,000)                 (100,000)
       Net decrease in current assets                                                  44,557                    34,913
       Net (decrease) increase in current liabilities                                (138,728)                  149,078
                                                                             ----------------           ---------------

         Total adjustments                                                           (137,171)                   83,991
                                                                             ----------------           ---------------

         Net cash (used in) provided by operating activities                           (4,752)                  544,627
                                                                             ----------------           ---------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                          43,000                   100,000
                                                                             ----------------           ---------------

         Net cash provided by investing activities                                     43,000                   100,000
                                                                             ----------------           ---------------

Cash flows from financing activities:
   Cash distributions to partners                                                    (225,943)                 (447,235)
                                                                             ----------------           ---------------

         Net cash used in financing activities                                       (225,943)                 (447,235)
                                                                             ----------------           ---------------

Net (decrease) increase in cash and cash equivalents                                 (187,695)                  197,392

Cash and cash equivalents at beginning of period                                      199,970                    98,385
                                                                             ----------------           ---------------

Cash and cash equivalents at end of period                                   $         12,275           $       295,777
                                                                             ================           ===============

Supplemental cash flow information:
   Interest paid during the period                                           $              -           $             -
                                                                             ================           ===============

                 See accompanying notes to financial statements.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
           Nine Months Ended September 30, 1997 and September 30, 1996
                                   (Unaudited)

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

(2)   Investment Property

At September 30, 1997, the Partnership owned capital equipment with a cost basis of $5,032,434. All purchases of capital equipment are subject to a 4.75% acquisition fee paid to the General Partner.

(3)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30 are as follows:

                                                  1997              1996
                                                  ----              ----

Management fees                               $     2,913      $     24,760
Reimbursable expenses paid                        100,287            78,094
                                              -----------      ------------

                                              $   103,200      $    102,854
                                              ===========      ============

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

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and for the nine months ended September 30, 1997, in comparison to the same periods ended September 30, 1996.

The Partnership realized net income of $12,829 and $126,271 for the quarters ended September 30, 1997 and 1996, respectively. Rental income decreased $148,846 or 93% between the quarter periods. The decrease is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. Other income is the result of a reduction of an overstated liability recorded in a prior period. Interest income decreased $2,172 as a result of lower average short-term investment balances held during the third quarter of 1997. There were no sales of equipment during the current quarter.

Total costs and expenses decreased $26,696 or 40% during the current quarter as compared to the prior period quarter. The decrease in general and administrative expenses is primarily due to a decrease in expenses associated with the helicopter lease with Storage Technology Corporation which came off lease in January, 1997. Management fees decreased in the current quarter as a result of the decline in rental income.

The Partnership realized net income of $132,419 and $460,636 for the nine months ended September 30, 1997 and 1996, respectively. Rental income decreased $436,909 or 88% between the nine month periods. The decrease is due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio, as discussed above. Other income is the result of helicopter inspection fees and flight time charges, and includes a reduction of an overstated liability in the amount of $124,890, which was recorded in a prior period. Interest income decreased $2,320 as a result of lower average short-term investment balances held between the nine month periods. The decrease in net gain on sale of equipment between 1997 and 1996 is attributed to a reduction in equipment sales.

Total costs and expenses decreased $16,737 or 12% between the nine month periods ended September 30, 1997 and 1996. The increase in general and administrative expenses is mainly due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner during the current year. Management fees decreased between the nine month periods due to the decline in rental income.

The Partnership recorded net income per Limited Partnership Unit of $0.22 and $2.12 for the quarters ended September 30, 1997 and 1996, respectively, and net income of $2.23 and $7.72 for the nine months ended September 30, 1997 and 1996, respectively.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Liquidity and Capital Resources

For the nine months ended September 30, 1997, rental revenue generated from the operating leases and sales proceeds from equipment sales were the primary sources of funds for the Partnership. As the equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

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

The Partnership's investing activities for the nine months ended September 30, 1997 resulted in sales of fully depreciated equipment, generating $43,000 in sales proceeds. The Partnership has no material capital commitments and will not have any in the future due to the Partnership having fulfilled its capital expenditure commitments in prior years.

During the fourth quarter of 1995, the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution to the Partners in early 1998.

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

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                         Equipment Portfolio (Unaudited)
                               September 30, 1997

Lessees

BASF Corporation
Federal Paper Board Company, Incorporated

Equipment Description                                  Acquisition Price
                                                       -----------------

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


Date:  November 7, 1997

By:    Arthur P. Beecher,
       President