Form 10-K
period 1997-12-31
HANOVER LEASE INCOME LTD PARTNERSHIP
filed 1998-03-31
CIK 796529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



                   For the fiscal year ended December 31, 1997
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

                          ----------------------------

Securities registered pursuant to Section 12(b) of the Act                  None

                              ---------------------

Securities registered pursuant to
 Section 12(g) of the Act                 Units of Limited Partnership Interests

                              --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X              No
                                  ---                 ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1998: Not applicable, since securities are non-voting.

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

                                     Part I
Item 1.  Business.

Hanover Lease Income Limited Partnership (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act on June 19, 1986. As set forth more fully at Item 10. Directors and Executive Officers of the Partnership. of this Report, the General Partner is Hanover Leasing Partnership, and the General Partner has two Corporate General Partners (the "Corporate General Partners"): TLP Leasing Programs, Inc. ("TLP") or the "Managing General Partner", a Massachusetts corporation, and Waddell & Reed Financial Services, Inc. ("Waddell & Reed", formerly TUP Services, Inc., "TUPS"), a Missouri corporation. As of December 31, 1997, the Partnership consisted of a General Partner and 3,362 Limited Partners owning 57,239 Units of Limited Partnership Interests of $500 each (the "Units"), except that employees and securities representatives of its affiliates purchased 1,011 Units for a net price of $460 per Unit, and the Partnership incurred no obligation to pay any sales commissions with respect to such sales. The Units were sold commencing September 24, 1986, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933.

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

The Partnership has had a total of six closings. The closings occurred on November 17, 1986, February 17, 1987, April 27, 1987, July 7, 1987, August 18,
1987, and October 7, 1987 with 8,501,  15,106,  7,992,  9,047, 5,457, and 11,136 units, respectively. Equipment purchased through December 31, 1997 was $48,419,527. At the end of 1997, there were 5 leases in place with 2 lessees. The acquisition of these leases and equipment is described more fully in Item 2. Properties. of this report and notes 3 and 4 to the financial statements included in Item 8. Financial Statements and Supplementary Data.

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

The General Partner has not purchased more than 30% of any single type of equipment. The Partnership's investments in capital equipment are and will continue to be subject to various risk factors. The principal business risk associated with ownership of the equipment is the inability to keep it fully leased at rentals which, after payment of operating expenses and debt service on Partnership borrowings, provide, together with any anticipated sales proceeds or salvage value, an acceptable rate of return.
Other risk factors include:

1.       Technological   and   economic   equipment   obsolescence,     physical
         deterioration, malfunction and risks attendant upon defaultsby lessees and credit losses.

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

6. Defaults by Lessees. Default by a lessee may cause equipment to be returned to the Partnership at a time when the General Partner may be unable to promptly arrange for its re-leasing (at the rental rate previously received or otherwise) or sale (with or without a loss), thus resulting in the loss of anticipated revenues and the inability to recover the Partnership's investment and repay related debt. Any related debt may be secured by the returned equipment and, in some cases, by the Partnership's other equipment. If the debt is not paid in a timely manner, the lender may foreclose and acquire ownership of all equipment securing the debt, resulting in economic loss and adverse tax consequences to the Partnership's partners. Two lessees, BASF
         Corporation and Federal Paper Board Company, Incorporated, lease equipment in which the related rental payments exceed 10% of total rental income. The related rental payments comprise 32.06% and 42.26%, respectively, of the total rental income for the year ended December 31, 1997. BASF Corporation and Federal Paper Board Company, Incorporated lease equipment comprising 2.13% and 4.56%, respectively, of the total equipment portfolio at December 31, 1997.

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

         During 1997, the Partnership leased three main types of equipment:

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

As of December 31, l997, the Partnership owned $5,032,434 of capital equipment (including a 4.75% acquisition fee paid to the General Partner of $228,201). All equipment is on lease and is summarized as follows:


Year                                                     Initial                     Partnership
Acquired                  Equipment                     Lease Term                  Purchase Price


l987                      Helicopter Aircraft           3 years                     $      4,678,826

1987-l988                 Lifters and Loaders           3-5 years                            277,390

1987-l988                 Heavy Duty Trucks             3-5 years                             76,218
                          and Trailers                                              ----------------

                          Total                                                     $      5,032,434
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

Of the leases in place at December 31, 1997, the average lease term was 23 months and the average monthly lease rate as a percentage of original equipment cost was 1%.

During the fourth quarter of 1995, the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution to the Partners in early 1998.

Item 2.  Properties.

At December 31, 1997, the Partnership owned capital equipment with a cost basis of $5,032,434, subject to 5 existing leases with 2 different lessees. All purchases of capital equipment are subject to a 4.75% acquisition fee paid to the General Partner. Approximately 42% of the initial equipment portfolio was financed.

Item 3.  Legal Proceedings.

There are no material pending legal proceedings to which the Partnership is a party or of which any of its equipment or leases is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     Part II

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

(a)  Market Information

The Partnership's outstanding securities consist of Limited Partnership Interests in Units of $500 each. As of December 31, 1997, 57,239 Units had been sold to the public at a price of $500 per Unit (except for 1,011 Units which were sold for a net price of $460 per Unit to employees of the General Partners of the General Partner and employees and securities representatives of its affiliates).

There is no public market for the Units, and it is not anticipated that such a public market will develop.

(b)  Approximate Number of Security Holders

                                         Number of                              Number of Units
                                 Unit Holders on Record                              as of
Title of Class                         as of 12/31/97                               12/31/97



   Units of
   Limited
   Partnership
   Interests                                  3,362                                    57,239


(c)  Dividend History and Restrictions

During the year ended December 31, 1987 and the period ended December 31, 1986, the Partnership had six closings with 57,239 Units. Pursuant to Section 8 of the Limited Partnership Agreement, the Partnership's "Distributable Cash from Operations" for each year will be determined and then distributed to the Partners. Upon reaching the end of its reinvestment period (the second anniversary of the Partnership's final closing date), the Partnership will also distribute to the Partners "Distributable Cash From Sales or Refinancings", if any. The Partnership distributed $214,646 to the Limited Partners in 1997, $643,939 in 1996 and $858,586 in 1995, and distributed $11,297 to the General Partner in 1997, $27,976 in 1996 and $35,431 in 1995. The cumulative cash distributions to the Limited Partners through December 31, 1997 is $29,000,099 as compared with the Limited Partners' net contributed capital of $25,569,053.

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

Each distribution of Distributable Cash From Operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any
Distributable Cash From Sales or Refinancings from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). The cumulative distribution to date is $505.41 per Unit. This cumulative distribution per Unit amount represents 47.96% of "Payout". After Payout has occurred, any Distributable Cash from Sales or Refinancings will be distributed 15% (plus an additional 1% for each 1% by which the total of all Limited Partners' original Capital Contributions actually paid or allocated to the Partnership's investment in equipment exceeds the greater of
(i) 80% if the gross proceeds of the Partnership's offering of Units, reduced by 0.0625% for each 1% of leverage encumbering Partnership equipment, or (ii) 75% of the gross proceeds of such offering) to the General Partner, and the remainder to the Limited Partners. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

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

                                                                  For the Years Ended December 31,
                                                 1997               1996            1995              1994             1993
                                          --------------------------------------------------------------------------------------


Operating Data
   Rental Income                          $         71,565  $       709,278  $        804,478  $     1,022,506  $      1,533,319
   Interest Income                                   2,438            7,238             7,252            7,700            26,249
   Net Income                                      122,098          649,566           853,698        1,170,524           994,075

   Per Limited Partnership Unit:
     Net Income Per Limited
       Partnership Unit                               2.06            10.88             14.31            19.69             15.13

Balance Sheet Data

   Cash and Cash Equivalents                         7,139          199,970            98,385          213,715            94,835
   Capital Equipment at Cost                     5,032,434        5,447,101         6,453,248        8,768,519        11,443,550
   Total Assets                                     25,194          262,011           146,572          232,475           277,961
   Long-term Debt                                        -                -                 -                -                 -
   Distributions to Partners                       225,943          671,915           894,017        1,178,033         3,562,609
   Distributions Per Limited
     Partnership Unit                                 3.75            11.25             15.00            20.00             60.00
   Partners' (Deficit) Equity                     (105,632)          (1,787)           20,562           60,881            68,390


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

As of October 7, 1987 the Partnership has received and accepted subscriptions for 57,239 Units, which were offered under its public offering. Total proceeds from the offering, adjusted to reflect selling commissions and organization and offering costs, were $25,569,053.

Results of Operations

The following discussion relates to the Partnership's operations for the year ended December 31, 1997, in comparison to the years ended December 31, 1996 and 1995.

The Partnership realized net income of $122,098, $649,566 and $853,698 for the years ended December 31, 1997, 1996 and 1995, respectively. Rental income decreased $637,713 or 90% between 1996 and 1997 and $95,200 or 12% between 1995 and 1996. The decrease is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. Interest income decreased in the current year as a result of lower average short-term investment balances held during 1997. Other income in the current year is the result of helicopter inspection fees, maintenance fees and flight time charges. The decrease in net gain on sale of equipment each year can be attributed to a reduction in equipment sales.

Total costs and expenses decreased 7% in 1997 and increased 24% in 1996. The decrease in costs and expenses in 1997 is primarily a result of lower management fees expense. Management fees expenses have decreased in relation to the decline in rental income for the years ended December 31, 1997, 1996 and 1995, respectively. General and administrative expenses increased $16,674 or 10% mainly due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner during the current year.

The  Partnership  recorded  net income per  Limited  Partnership  Unit of $2.06,
$10.88 and $14.31 for the years ended December 31, 1997, 1996 and 1995, respectively. The allocation for the year ended December 31, 1997 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the year ended December 31, 1997, rental revenue generated from the operating leases and sales proceeds from equipment sales were the primary sources of funds for the Partnership. As the equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable results.

Consistent with prior periods, the Partnership's operating activities resulted in a decrease in rental revenue due to lease expirations and resulting equipment sales, and due to lower rental rates obtained on remarketed equipment. The helicopter lease with Sikorsky Aircraft Corporation expired in January, 1997. In February of 1998, the Partnership sold the helicopter formerly associated with the Sikorsky lease for net proceeds of $2,165,873. The helicopter had a depreciated cost basis of $0, and accordingly, the Partnership will record a gain of $2,165,873 in 1998.

The Partnership's investing activities for the year ended December 31, 1997 resulted in sales of fully depreciated equipment, generating $43,000 in sales proceeds. The Partnership has no material capital commitments and will not have any in the future due to the Partnership having fulfilled its capital expenditure commitments in prior years.

The Partnership's financing activities for the year ended December 31, 1997 resulted in $13,000 of cash proceeds received from the borrowing of one note payable - affiliate. The new debt was incurred during the fourth quarter of 1997 and bears interest at 9.50% with installments to be paid monthly, maturing in 1998.

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

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                          Independent Auditors' Report






To the Partners of Hanover Lease Income Limited Partnership:

We have audited the accompanying balance sheets of Hanover Lease Income Limited Partnership (a Massachusetts Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Lease Income Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in note 1, in 1995 the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution to the Partners in early 1998.






                                                           KPMG Peat Marwick LLP



Boston, Massachusetts
March 20, 1998


                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets
                           December 31, 1997 and 1996

                                     Assets
                                                                                       1997                  1996
                                                                                 ----------------       ----------------

Investment property, at cost (notes 3 and 4):
   Capital equipment                                                             $      5,032,434       $      5,447,101
     Less accumulated depreciation                                                      5,032,434              5,447,101
                                                                                 ----------------       ----------------
       Investment property, net                                                                 -                      -

Cash and cash equivalents                                                                   7,139                199,970
Rents receivable (note 4)                                                                  18,055                 62,041
                                                                                 ----------------       ----------------

     Total assets                                                                $         25,194       $        262,011
                                                                                 ================       ================

                        Liabilities and Partners' Deficit
Liabilities:
   Note payable - affiliate (note 6)                                             $         13,000        $             -
   Accounts payable and accrued
     expenses - affiliates (note 5)                                                        44,574                 10,747
   Accounts payable and accrued expenses                                                   71,787                230,551
   Unearned rental income                                                                   1,465                 22,500
                                                                                 ----------------       ----------------

     Total liabilities                                                                    130,826                263,798
                                                                                 ----------------       ----------------

Partners' deficit:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                              1,136,394              1,132,009
     Cumulative cash distributions                                                     (1,135,837)            (1,124,540)
                                                                                 ----------------       ----------------
                                                                                            1,557                  8,469
                                                                                 ----------------       ----------------
   Limited Partners (57,239 units):
     Capital contribution, net of
       offering costs                                                                  25,569,053             25,569,053
     Cumulative net income                                                              3,323,857              3,206,144
     Cumulative cash distributions                                                    (29,000,099)           (28,785,453)
                                                                                 ----------------       ----------------
                                                                                         (107,189)               (10,256)
                                                                                 ----------------       ----------------
     Total partners' deficit                                                             (105,632)                (1,787)
                                                                                 ----------------       ----------------

     Total liabilities and partners' deficit                                     $         25,194       $        262,011
                                                                                 ================       ================

                 See accompanying notes to financial statements.


                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                  Years Ended December 31, 1997, 1996 and 1995


                                                                 1997                     1996                   1995
                                                           ----------------         ---------------       ---------------

Revenue:
   Rental income (note 4)                                  $         71,565         $       709,278       $       804,478
   Interest income                                                    2,438                   7,238                 7,252
   Other income                                                     193,654                     750                     -
   Net gain on sale of equipment                                     43,000                 136,000               206,727
                                                           ----------------         ---------------       ---------------

       Total revenue                                                310,657                 853,266             1,018,457
                                                           ----------------         ---------------       ---------------

Costs and expenses:
   Interest                                                              72                       -                     -
   Depreciation                                                           -                       -                   927
   Related party expenses (note 5):
     Management fees                                                  3,578                  35,465                37,807
     General and administrative                                     184,909                 168,235               126,025
                                                           ----------------         ---------------       ---------------

       Total costs and expenses                                     188,559                 203,700               164,759
                                                           ----------------         ---------------       ---------------

Net income                                                 $        122,098         $       649,566       $       853,698
                                                           ================         ===============       ===============

   Net income per
     Limited Partnership Unit                              $           2.06         $         10.88       $         14.31
                                                           ================         ===============       ===============


                 See accompanying notes to financial statements.


                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                    Statements of Partners' Equity (Deficit)
                  Years Ended December 31, 1997, 1996 and 1995


                                                              General             Limited
                                                              Partner             Partners                 Total



Equity at
    December 31, 1994                                      $      10,422      $          50,459      $          60,881

Net income                                                        34,416                819,282                853,698

Cash distributions                                               (35,431)              (858,586)              (894,017)
                                                           -------------      -----------------      -----------------

Equity at
    December 31, 1995                                              9,407                 11,155                 20,562

Net income                                                        27,038                622,528                649,566

Cash distributions                                               (27,976)              (643,939)              (671,915)
                                                           -------------      -----------------      -----------------

Equity (deficit) at
    December 31, 1996                                              8,469                (10,256)                (1,787)

Net income                                                         4,385                117,713                122,098

Cash distributions                                               (11,297)              (214,646)              (225,943)
                                                           -------------      -----------------      -----------------

Equity (deficit) at
    December 31, 1997                                      $       1,557      $        (107,189)     $        (105,632)
                                                           =============      =================      =================


                 See accompanying notes to financial statements.


                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                  Years Ended December 31, 1997, 1996 and 1995

                                                                            1997                1996                1995
                                                                            ----                ----                ----

Cash flows from operating activities:
   Net income                                                         $       122,098     $       649,566     $       853,698
                                                                      ---------------     ---------------     ---------------

   Adjustments  to  reconcile  net  income  to net cash  (used in)
     provided  by operating activities:
       Depreciation                                                                 -                   -                 927
       Net gain on sale of equipment                                          (43,000)           (136,000)           (206,727)
       Net decrease (increase) in current assets                               43,986             (13,854)            (30,354)
       Net (decrease) increase in current liabilities                        (145,972)            137,788             (45,584)
                                                                      ---------------     ---------------     ---------------

         Total adjustments                                                   (144,986)            (12,066)           (281,738)
                                                                      ---------------     ---------------     ---------------

         Net cash (used in) provided by
           operating activities                                               (22,888)            637,500             571,960
                                                                      ---------------     ---------------     ---------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                  43,000             136,000             206,727
                                                                      ---------------     ---------------     ---------------

         Net cash provided by investing activities                             43,000             136,000             206,727
                                                                      ---------------     ---------------     ---------------

Cash flows from financing activities:
   Proceeds from borrowings on note payable - affiliate                        13,000                   -                   -
   Cash distributions to partners                                            (225,943)           (671,915)           (894,017)
                                                                      ---------------     ---------------     ---------------

         Net cash used in financing activities                               (212,943)           (671,915)           (894,017)
                                                                      ---------------     ---------------     ---------------

Net (decrease) increase in cash and cash equivalents                         (192,831)            101,585            (115,330)

Cash and cash equivalents at beginning of year                                199,970              98,385             213,715
                                                                      ---------------     ---------------     ---------------

Cash and cash equivalents at end of year                              $         7,139     $       199,970     $        98,385
                                                                      ===============     ===============     ===============

                 See accompanying notes to financial statements.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

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

Pursuant to the terms of the Amended Agreement of Limited Partnership, each distribution of Distributable Cash From Operations and profits for federal income tax and financial reporting purposes from normal operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Losses for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancing from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. In addition, special income allocations may be required to reflect the differing initial capital contributions of the General Partner and the Limited Partners. Payout means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancing equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following each Limited Partner's admission to the Partnership). The cumulative distribution to date is $505.41 per Unit. This cumulative distribution per Unit amount represents 47.96% of Payout. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

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

Income Taxes

No provision for federal income taxes has been made as the liability for such taxes is that of the Partners rather than that of the Partnership. Taxable income, as reported in Schedule K-1, Form 1065 "Partner's Share of Income, Credits, Deductions, etc.", was $122,098, $649,566 and $854,625 in 1997, 1996
and 1995, respectively (see note 7).

Cash and Cash Equivalents

The Partnership considers cash and short-term investments with maturities of less than three months to be cash and cash equivalents.

(3)   Investment Property

At December 31, 1997, the Partnership owned capital equipment with a cost basis of $5,032,434. All purchases of capital equipment are subject to a 4.75% acquisition fee paid to the General Partner.

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(4)   Leases

Operations consist primarily of leasing computer equipment. All equipment leases are classified as operating leases and expire over the next year. Minimum lease payments scheduled to be received in the first three months of 1998 under existing noncancelable operating leases amount to $13,298.

The following schedule provides an analysis of the cost of capital equipment by major classes as of December 31, 1997:

           Helicopter aircraft                         $     4,678,826
           Heavy duty equipment                                328,500
           Other                                                25,108
                                                       ---------------

                    Total                              $     5,032,434
                                                       ===============

Two lessees, BASF Corporation and Federal Paper Board Company, Incorporated, lease equipment in which the related rental payments exceed 10% of total rental income. The related rental payments comprise 32.06% and 42.26%, respectively, of the total rental income for the year ended December 31, 1997. BASF Corporation and Federal Paper Board Company, Incorporated lease equipment comprising 2.13% and 4.56%, respectively, of the total equipment portfolio at December 31, 1997.

In February of 1998, the Partnership sold the helicopter formerly associated with the Sikorsky lease for net proceeds of $2,165,873. The helicopter had a depreciated cost basis of $0, and accordingly, the Partnership will record a gain of $2,165,873 in 1998.

(5)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                    1997                1996              1995
                                                    ----                ----              ----

Management fees                                  $       3,578      $     35,465       $     37,807
Reimbursable expenses paid                             137,465           114,851             84,444
                                                 -------------      ------------       ------------

                                                 $     141,043      $    150,316       $    122,251
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

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(6)   Note Payable - Affiliate

Note payable - affiliate at December 31, 1997, consist of one non-recourse promissory note payable to TLP Leasing Programs, Inc. in the amount of $13,000, bearing interest at the rate of 9.50%. The note payable matures in 1998.

(7) Reconciliation of Financial Statement Net Income to Taxable Income to Partners

A reconciliation of financial statement net income to taxable income to partners is as follows for the years ended December 31, 1997, 1996 and 1995:

                                                                                  1997               1996                1995
                                                                                  ----               ----                ----

      Net income per financial statements                                     $      122,098      $     649,566      $     853,698

      Depreciation expense for financial statement purposes
           in excess of depreciation expense for tax purposes                              -                  -                927
                                                                              --------------      -------------      -------------

      Taxable income to partners                                              $      122,098      $     649,566      $     854,625
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

                    HANOVER LEASE INCOME LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                         Equipment Portfolio (Unaudited)
                                December 31, 1997

Lessee

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


TLP
          Name                                                       Title                                             Age

Nicholas C. Bogard                                 Director                                                            52
Arthur P. Beecher                                  Director, President, and Clerk                                      60
Nancy E. Malone                                    Vice President, Lease Financing                                     39
Irene V. King                                      Vice President, Satellite Operations                                50
Joseph P. Colonna                                  Vice President, Marketing                                           39

Waddell & Reed
          Name                                                       Title                                             Age

Keith A. Tucker                                    President, Chief Executive Officer                                  53
                                                      and Director
Robert L. Hechler                                  Vice President, Chief Operations Officer,                           61
                                                      Treasurer and Director
Henry J. Herrmann                                  Vice President, Chief Investment Officer                            55
                                                      and Director
Robert J. Williams, Jr.                            Vice President and National Sales Manager                           53
Sharon K. Pappas                                   Vice President, Secretary                                           39
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

Arthur P. Beecher is President, Director and Clerk of TLP. Prior to joining TLP, he was an officer of CSA Financial Corp. of Boston, Massachusetts, most recently as Vice President, Finance and Administration since 1975. Mr. Beecher holds a B.S. from Boston University and is a Certified Public Accountant.

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

Item 11.  Management Remuneration and Transactions.

(a), (b), (c), (d), and (e): The Officers and Directors of the Corporate General Partners receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the Corporate General Partners. There exists no remuneration plan or arrangement with any Officer or Director of the Corporate General Partners resulting from the resignation, retirement or any other termination. See note 5 to the financial statements included in Item 8. of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1997, 1996 and 1995.

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

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 57,239 outstanding Limited Partnership Units as of December 31, 1997.

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


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K: None.

  (a)   1.    Financial Statements                                                                                Page No.

              Independent Auditors' Report - KPMG Peat Marwick LLP                                                15
              Balance Sheets at December 31, 1997 and 1996                                                        16
              Statements of Operations
                 Years Ended December 31, 1997, 1996 and 1995                                                     17
              Statements of Partners' Equity (Deficit)
                 Years Ended December 31, 1997, 1996 and 1995                                                     18
              Statements of Cash  Flows
                 Years Ended December 31, 1997, 1996 and 1995                                                     19
              Notes to Financial Statements                                                                       20 -23

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

        18.   (a)   KPMG Peat Marwick  Letter  Regarding  Changes in  Accounting
                    Principles, dated February 15, 1991 is incorporated by reference to the exhibits on the 1990 Form 10-K.

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


Date:  March 27, 1998

By:    Arthur P. Beecher,
       President